Form 10-K
period 1999-12-31
LANDACORP INC
filed 2000-04-28
CIK 1058177

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                      COMMISSION FILE NUMBER ____________

                                LANDACORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-2817962
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

          4151 ASHFORD DUNWOODY RD.,
                  SUITE 505
                 ATLANTA, GA                                       30319
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 531-9956

  SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK,
                                $0.001 PAR VALUE

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of March 31, 2000, was approximately $54,148,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of March 31, 2000 was 13,683,849.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1.  Description of Business.....................................    3
Item 2.  Description of Property.....................................   10
Item 3.  Legal Proceedings...........................................   10
Item 4.  Submission of Matters to a Vote of Security Holders.........   10
Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.........................................   10
Item 6.  Selected Financial Data.....................................   12
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   13
Item     Quantitative and Qualitative Disclosures About Market
  7A.    Risk........................................................   26
Item 8.  Financial Statements........................................   26
Item 9.  Changes In and Disagreement With Accountants on Accounting
         and Financial Disclosure....................................   44

                                  PART II
Item     Directors and Executive Officers of the Registrant..........
  10.                                                                   44
Item     Executive Compensation......................................
  11.                                                                   46
Item     Security Ownership of Certain Beneficial Owners and
  12.    Management..................................................   47
Item     Certain Relationships and Related Transactions..............
  13.                                                                   49

                                 PART III
Item     Exhibits, Financial Statement Schedules and Reports on Form
  14.    8-K.........................................................   51
SIGNATURES...........................................................   53

                                     PART I

     This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. Actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors including, but not limited to, Landacorp's dependence on a limited number of products with limited market acceptance and other risk factors that are discussed in this document and the Company's Registration Statement on Form S-1 filed with the SEC. In addition, when used in this report, the words "likely," "will," "suggests," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward-looking statements. Such statements reflect the judgement of the Company as of the date of this annual report on Form 10-K with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth below, which may have a significant impact on the Company's business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Landacorp undertakes no obligation to update forward looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     We offer business-to-business Internet-based and other electronic medical management solutions to healthcare payers and providers designed to control the cost and improve the quality of healthcare delivery. Our medical management solutions automate and streamline administrative and business processes and facilitate interaction among various healthcare participants. Our solutions help our clients deliver consistent and appropriate medical care utilizing clinical guidelines and business process rules specified by them, while minimizing inefficient paper-, fax- and phone-based communications. We incorporated on April 27, 1982 as Landa Management Systems Corporation, a California corporation. We reincorporated as Landacorp, Inc., a Delaware corporation, on December 3, 1999.

     We currently offer two products to healthcare payers: maxMC and e-maxMC, our new, Internet-based medical management solution. As of December 31, 1999, five payers who claim to have a combined membership of six million participants were using maxMC. We have completed internal testing of e-maxMC, and we expect to complete testing with one of our payer customers in early 2000. We believe that the lack of functionality offered by existing Internet-based medical management products provides a significant market opportunity for e-maxMC. We believe that the sticky applications incorporated in e-maxMC will drive repeat visits to payers' Web sites by their providers members.

     Maxsys II is our product for healthcare providers. As of December 31, 1999, approximately 175 hospitals were using Maxsys II or its predecessor, Maxsys I, which we continue to support with a maintenance program, but no longer market.

     Our solutions utilize an n-tiered system architecture that enables them to complement existing information systems, as well as other Internet-based products, with a rich set of medical management functions. An n-tiered system architecture is one that accommodates the concurrent operation of multiple servers and applications. Our solutions are flexible and secure, and we can deploy them across a broad range of computing environments. They are also scalable, which means customers can use them on a small scale for a limited number of users or on a large scale for multiple users without affecting product performance. As a result, our customers can configure and adapt our solutions to fit their specific administrative and business processes, clinical guidelines, existing information systems and business models.

     Our solutions provide the medical management functionality lacking in existing Internet-based connectivity products and traditional healthcare technology products. Our solutions utilize an n-tiered system architecture to manage communication and interaction among payers, providers and members. Our solutions automate and streamline administrative and business processes and clinical procedures and transactions, and minimize inefficient paper-, fax- and phone-based communications among payers, providers and members.

     Our solutions benefit payers by:

     - automating and streamlining administrative and business processes and clinical procedures and transactions to enhance operational efficiencies;

     - increasing adherence to clinical guidelines to reduce delivery of inappropriate care;

     - providing sticky applications to attract providers and members to payers' Web sites;

     - enhancing member satisfaction; and

     - aggregating member data for trend analysis and decision support.

     Our solutions benefit providers by:

     - automating and streamlining administrative and business processes and clinical procedures and transactions to enhance operational efficiencies;

     - reducing payment denials and claims appeals by payers;

     - increasing quality and consistency of care;

     - improving the efficiency of incident reporting and reducing the risk of legal liability;

     - assisting with accreditation and administration of compliance programs;
       and

     - aggregating data for trend analysis and decision support.

     Members benefit from:

     - increased access to health information content;

     - empowerment and self-care, including participation in case management, disease management and wellness programs; and

     - improved information flow such as referral tracking, claims status inquiries and personal information updating.

PRODUCTS

     We currently market our solutions to healthcare payers and providers. The flexible and open design of our solutions enables us to configure them to address our customers' evolving needs and specific clinical, administrative and business requirements. Our solutions feature:

     Rules Based Processing Capabilities. Our workflow engine utilizes a series of customized "if . . . then . . ." associations to trigger actions based upon changes in the state of any data within the database (e.g., automatically notifying a case manager if a high-risk authorization is requested).

     Clinical Guidelines Integrated into Workflow Applications. Our solutions incorporate industry standard clinical guidelines and specific medical management criteria provided by our customers into automated authorization, case management and disease management workflow processes.

     Interfacing Capabilities. We have built more than 300 interfaces which enable efficient integration of our medical management solutions with other data systems. An interface is a method for transferring data from one system to another and a point at which a user can automatically launch a third-party program from within a given data system.

     Trend Analysis and Decision Support Tools. Our solutions enable healthcare personnel to graphically view data in order to identify trends and spend more time resolving issues rather than identifying them.

     MAXMC. Our core medical management solution for payers is maxMC. maxMC integrates a payer's internal medical management guidelines and clinical, administrative and business processes with specific information about a payer's members. Key functions of this product include:

     Care Coordination Center. This function verifies membership and benefits eligibility and incorporates industry standard clinical guidelines, including InterQual(R) and Milliman & Robertson, and criteria provided by the payer into the treatment decision process to ensure consistent decisions about care across member populations. Once the treatment decision data is input and the treatment request is authorized, the function enables the appropriate data to be directly and promptly exported to the payer's claims adjudication systems.

     Case and Disease Management. This function supports both case management and disease management programs using a combination of clinical disease assessment protocols selected by the client. The client can employ these protocols to determine appropriate levels of care, perform short- and long-term care planning and minimize costly unnecessary procedures. The client can deploy health assessments to identify members requiring case or disease management, care planning or healthcare education.

     Credentialing. This function assists with maintenance and review of healthcare provider credentials by automating the maintenance and review of physician and other care provider information, such as continuing medical education credits, medical board certifications and records of disciplinary and other adverse actions. Using the function, a payer can efficiently send requests for data to the National Practitioner Data Bank and other governmental bodies and receive and incorporate that data in its systems for use in regulatory compliance and other decision making.

     E-MAXMC. Our new Internet-based medical management solution for payers, e-maxMC, introduces providers and members into payers' internal medical management systems by combining the immediate and broad-based connectivity of the Internet with the medical management functions provided by our maxMC solution. This solution will enable providers and members to access to a payer's secure medical management information and proprietary business processes, giving them the ability to engage in real-time, Internet-based transactions such as clinically-based authorizations, referrals and health risk assessments. We have successfully tested e-maxMC internally, and we expect to complete an on-site test with one of our payer customers in early 2000.

     e-maxMC will enable the following Web-based interactions between payers and providers:

     Referral Advice. Online notification to payers of referrals to specialists and others by primary care physicians.

     Treatment Requests and Communications. Affords primary care physicians and specialists a medium for conducting online eligibility checks, requests for care, clinical criteria analysis and benefits checks, in each case, in accordance with individual payers' requirements.

     Assignment of Care. Online capability for primary care physicians to assign care management to appropriate specialists.

     Cross-coverage. Online notification by one primary care physician that another primary care physician will provide coverage for a specific period of time.

     Case and Disease Management Program Enrollment. Online requests that patients be considered for enrollment in a particular case or disease management program.

     Inpatient Admission. Online notification by an inpatient facility that a member has been admitted.

     Health Risk Assessment. Online completion of health risk assessments by primary care physicians and specialists.

     e-maxMC will enable the following Web-based interactions between payers and their members:

     Information Exchange. Online reviewing and updating of member demographic information and checking of plan benefit and claim status information.

     Physician Selection. Online selection of primary care physician in accordance with payer-specific policies from up-to-date lists of in-network physicians.

     Health Risk Assessment. Online completion of health risk assessments by members.

     We will utilize e-maxMC's sticky applications to assist payers with the development of their healthcare Web sites and other Internet healthcare initiatives. We will seek to provide payer organizations with, among other Internet services, healthcare content, disease management tools and e-commerce capabilities in partnership with leading Internet companies. We believe that this strategy will enable us to forge strong relationships with payers and could potentially generate sponsorship, advertising and e-commerce revenues.

     MAXSYS II. Maxsys II, our medical management solution for hospital providers, enables hospital providers to improve communications and apply more efficient workflow tools to the process of delivering healthcare. Maxsys II is the successor to our Maxsys I product, which we continue to support with a maintenance program, but no longer market. Key functions of our Maxsys II solution include:

     Case/Utilization Management. This function helps ensure that patients receive appropriate levels of care and minimizes expenses associated with inappropriate and unduly lengthy hospital stays. The function enables providers to reduce inefficient use of human resources and reduce denials of reimbursement by payers resulting from failure to follow payer guidelines. Our provider customers achieve these outcomes through the automation of the initial evaluation and on-going review of patient care in order to monitor compliance with clinical guidelines, including guidelines provided by the provider customer and industry standard clinical guidelines, such as InterQual(R) and Milliman & Robertson.

     Quality Management. This function helps identify deficiencies in patient care or provider performance and alert process improvement personnel in order to promote early intervention. The function allows a provider's staff to monitor and evaluate the provider's care processes, treatments, operative procedures and outcomes. It also permits quality managers to better monitor high-cost, high-risk procedures and to enforce quality initiatives by providing variance reporting, process monitoring and centralized data.

     Risk Management. This function helps to reduce financial losses by automating and supporting timely and thorough investigations, interventions, communication and education regarding potential and actual claims. This function enables a provider's risk management staff to be notified instantly as incidents are reported by personnel anywhere within the organization. The function also supports efficient management, tracking and analysis of potential and asserted claims by patient/episode, staff members, physicians, allied health professionals and visitors.

     Infection Control. This function facilitates effective management of epidemology and analysis of treatment protocols based on the National Nosocomial Infections Study model, which reports the national standards for epidemology studies. The function eliminates redundant manual data entry by extracting pertinent data from other sources in a provider's information technology system and from data collected by case and quality management staff.

     Credentialing. This function supports the tracking of provider credentials by automating the maintenance and review of physician and other care provider information such as continuing medical education credits, medical board certifications and records of disciplinary and other adverse actions. The function also facilitates the exchange of data with the National Practitioner Data bank and other governmental bodies.

SERVICES

     We offer our payer and provider customers comprehensive implementation services such as:

     - management of projects;

     - identification of customer-specific system requirements;

     - consideration of interactions between our solutions and our customer's information systems and designing appropriate administrative, clinical and business processes;

     - building proprietary interfaces to other systems and configuring hardware and software to support the customer's administrative, clinical and business processes; and

     - training customer personnel.

     We plan to offer a broad range of Internet-related services, such as:

     - co-developing payers' healthcare Web sites;

     - designing and implementing branding strategies and sticky applications;

     - determining hardware and software requirements; and

     - providing general health content, disease management tools and e-commerce capabilities in partnership with leading Internet companies.

CUSTOMERS

     We target payers with membership ranging from several million to 50,000 covered lives. We currently serve five payers with a combined membership of more than six million participants. Our top payer customers by total contract value are Highmark (Blue Cross Blue Shield of Western Pennsylvania,) and Renal Management Systems (a subsidiary of Baxter International Inc.). Highmark and Renal Management Systems are currently using our maxMC solution. Renal Management was the first of our customers to utilize maxMC's disease management functionality, which they have implemented using a central database and twenty-two remote satellite operations throughout the United States.

     We target hospital providers with licensed beds ranging from several thousand to as few as 250. We currently serve over 175 providers. Our top three provider customers by total contract value are New York and Presbyterian Health Network, All Children's Hospital of St. Petersburg and the Baptist Healthcare Systems, Inc. New York and Presbyterian Health Network is currently implementing Maxsys II at nine of its thirteen facilities. All Children's Hospital has recently completed implementation of Maxsys II. Baptist Healthcare Systems has completed implementation of Maxsys II across its five hospital system. Many of our hospital provider customers continue to use Maxsys I, the predecessor of Maxsys II, which we continue to support with a maintenance program, but no longer market.

TECHNOLOGY

     We believe that our proprietary technology platform provides us with a competitive advantage. Our products utilize n-tiered and Web architecture systems derived from our proprietary object oriented software foundation.

     Through the application of middleware platforms or service oriented applications that include business rules and service functions, our technology supports our medical management solutions by ensuring high availability and scalability. We currently employ Oracle database management systems to support the data storage requirements of our solutions.

     We have developed an open architecture standard, allowing separate functional components to run on several different hardware platforms. Maxsys II and maxMC, based upon the leading fourth generation language of PowerBuilder, run on standard Intel-compatible personal computers. Our common object request broker architecture, CORBA, based rules engine runs on Microsoft NT and Sun Solaris systems. emaxMC, which utilizes Java, Java Servelets and XML for its functionality and either Microsoft's Internet Explorer or Netscape's Netscape Communicator browsers for the provider interface, makes use of any Internet capable system with the application itself being served by a Microsoft NT or Sun Solaris platform. Our data interface engine operates on the leading UNIX or Microsoft NT platforms. Additional servers may be placed in the system, such as report servers, fax servers or additional application servers, in order to ensure scalability without performance loss. The interaction of all these services and middleware makes the system truly n-tiered, rather than two-tiered (client/server) or three-tiered (client/application/server).

COMPETITION

     The market for our solutions is highly competitive and is characterized by rapidly changing technology, evolving user needs and the frequent introduction of new products. The principal companies we compete against in the payer market include HPR (a subsidiary of McKesson HBOC), MedDecision, PhyCom and Confer. In the hospital provider market, we compete against MIDS, SoftMed Systems and others.

     We expect that competition will continue to increase as a result of consolidation in the Internet, information technology and healthcare industries. We believe that the principal factors affecting competition in our markets include, product functionality, performance, flexibility and features, use of open standards technology, quality of service and support, company reputation, price and overall cost of ownership.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     We depend upon our proprietary information and technology. We rely primarily on a combination of copyright, trademark and trade secret laws and license agreements to establish and protect our rights in our software products and other proprietary technology. We require employees and third-party consultants and contractors to enter into nondisclosure agreements to limit use of, access to, and distribution of, our proprietary information. Nevertheless, our means of protecting our proprietary rights may not be adequate to prevent misappropriation. The laws of some foreign countries may not protect our proprietary rights as fully or in the same manner as do the laws of the United States. Also, despite the steps taken by us to protect our proprietary rights, unauthorized third parties may be able to copy aspects of our products, reverse engineer our products or otherwise obtain and use information that we regard as proprietary. Furthermore, others may independently develop technologies similar or superior to our technology, or design around the proprietary rights that we own.

GOVERNMENT REGULATION

     Participants in the healthcare industry, such as our payer and provider customers, are subject to extensive and frequently changing laws and regulations, including laws and regulations relating to the confidential treatment and secure transmission of healthcare information such as patient medical records. Legislators at both the state and federal levels have proposed additional legislation relating to the use and disclosure of medical information, and the federal government is likely to enact new federal laws or regulations in the near future. Pursuant to the Health Insurance Portability and Accountability Act of 1996, HIPAA, the Department of Health and Human Services, DHHS, has proposed regulations setting forth security and privacy standards for all health plans, clearinghouses and providers to follow with respect to an individual's healthcare information that is electronically transmitted, processed, or stored. In addition, Congress is currently considering various legislative proposals regarding health information privacy.

     While we do not believe that the security and privacy provisions of HIPAA apply to Landacorp directly, our provider customers and our payer customers must comply with HIPAA, its associated regulations and all other applicable healthcare laws and regulations. Accordingly, in order for our medical management solutions to be marketable, they must contain features and functionality that allow our customers to comply with these laws and regulations. We believe our products currently allow our customers to comply with existing laws and regulations. However, because new regulations are yet to come and because the proposed regulations may be modified prior to becoming final, our products may require modification in the future. Any such modification could be expensive, could divert resources away from other product development efforts or could delay future releases or product enhancements. If we fail to offer solutions that permit our customers to comply with applicable laws and regulations our business will suffer.

     In addition, laws governing healthcare payers and providers are often not uniform among states. This could require us to undertake the expense and difficulty of tailoring our products in order for our customers to be in compliance with applicable state and local laws and regulations.

     The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of Internet-based medical management solutions we offer. We believe, however, that these laws and regulations may nonetheless be applied to us. Current laws and regulations which may affect our Internet-based business relate to the following:

     - patient medical record information;

     - the electronic transmission of information between healthcare providers, payers, clearinghouses and other healthcare industry participants;

     - the use of software applications in the diagnosis, cure, treatment, mitigation or prevention of disease;

     - health maintenance organizations, insurers, healthcare service providers and/or employee health benefit plans; and

     - the relationships between or among healthcare providers.

     We expect to conduct our Internet-based medical management business in substantial compliance with all material federal, state and local laws and regulations governing our operations. However, the impact of regulatory developments in the healthcare industry is complex and difficult to predict, and our business could be adversely affected by existing or new healthcare regulatory requirements or interpretations. These requirements or interpretations could also limit the use of the Internet for our medical management solutions or even prohibit the sale of a particular product or service.

     Because of the Internet's popularity and increasing use, new laws and regulations with respect to the Internet are becoming more prevalent. Such laws and regulations have covered, or may cover in the future, issues such as:

     - security, privacy and encryption;

     - pricing;

     - taxation;

     - content;

     - copyrights and other intellectual property;

     - contracting and selling over the Internet;

     - distribution; and

     - characteristics and quality of services.

     Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Demand for our Internet-based applications and services may be affected by additional regulation of the Internet. Any new legislation or regulation regarding the Internet, or the application of existing law and regulations to the Internet, could adversely affect our business. Additionally, while we do not currently operate outside of the United States, the international regulatory environment relating to the Internet market could have an adverse effect on our business, especially if we expand internationally.

     The growth of the Internet, coupled with publicity regarding Internet fraud, may also lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on our business. The enactment of any additional laws or regulations in this area may impede the growth of the Internet, which could decrease our potential revenues or otherwise cause our business to suffer.

EMPLOYEES

     As of December 31, 1999, we employed one hundred seven employees, including twenty-eight employees in research and development, forty-five employees in client services (including implementation and support services), twenty-three employees in sales and marketing and eleven employees in finance and administration.

Our success depends on our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the information technology industry, particularly for talented software developers, service consultants, and sales and marketing personnel. We may not be able to attract and retain qualified personnel in the future.

     Our employees are not members of any labor union. We consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

     Our corporate headquarters are located in Atlanta, Georgia, and our Research and Development and Support Departments are located in Chico, California. We have under leases approximately 21,000 square feet of office space. We anticipate that our current facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

     Landacorp is not currently involved in any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the year ended December 31, 1999, the following matters were submitted to the shareholders of Landa Management Systems, Inc., a California corporation ("Landacorp California"). Landacorp California merged into Landacorp on December 3rd, 1999 for the purpose of changing its state of incorporation to
Delaware:

     1. In September, 1999, prior to the Company's initial public offering, the shareholders of Landacorp California, acting by written consent, approved (i) Landacorp's 1999 Employee Stock Purchase Plan and the reservation of 560,000 shares of Common Stock thereunder; and (ii) the reincorporation merger of Landacorp California with and into Landacorp, with Landacorp being the surviving corporation. Stockholders holding more than 90% of the shares (on an as if converted into Common Stock basis) outstanding at that time, consented to the foregoing.

     2. In December, 1999, prior to the Company's initial public offering, Landacorp California, the Company's then sole stockholder, acting by written consent, approved (i) the amendment and restatement of the Company's Certificate of Incorporation and (ii) the reincorporation merger of Landacorp California with and into Landacorp, with Landacorp being the surviving corporation.

     3. In February, 2000, prior to the Company's initial public offering, the shareholders of the Company, acting by written consent approved the amended and restated Certificate of Incorporation of Landacorp to be in effect upon closing of the initial public offering.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     During the year ended December 31, 1999, the we sold and issued the following unregistered securities:

     1. In March 1999, we sold an aggregate of 1,357,284 shares of Common Stock to employees, officers and directors for an aggregate purchase price of $162,874.

     2. In April 1999, we sold 5,000 shares of Common Stock to Michael Lake for a purchase price of $2,500.

     3. In May 1999, we sold an aggregate of 215,000 shares of common stock to employees, officers and directors for an aggregate purchase price of $25,800.

     4. In August 1999, we sold 5,000 shares of common stock to Michael Lake for a purchase price of $5,000.

     The offers, sales and issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, Regulation D promulgated thereunder, or

Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through employment or other relationships to information about Landacorp.

     On February 14th, 2000, we completed an initial public offering (the "Offering") of our Common Stock, which has a par value of $0.001 per share. The managing underwriters in the Offering were Chase H&Q, Prudential Volpe Technology Group a unit of Prudential Securities and S.G. Cowen (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-87435) that was declared effective by the SEC on February 8th, 2000. The Offering commenced on February 9th, 2000. All 4,025,000 shares of Common Stock registered under the Registration Statement (including 525,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option on February 14, 2000) were sold at a price of $10.00 per share. The aggregate price for the Offering amount registered was $40.25 million. $38.75 million of this total amount, less underwriting discounts and commissions of $2.7 million, was paid to us and $1.50 million of this total amount, less underwriting discounts and commissions of $105,000, was paid to certain selling shareholders who were in the Underwriters' over-allotment option.

     After deducting the underwriting discounts and commissions and the Offering expenses, we received net proceeds of approximately $35.1 million. The company intends to use the proceeds for general corporate purposes as described in the prospectus for the Offering. Except for a bonus arising from the waiver of deferred compensation in the amount of $335,000 paid to Mr. Bryan H. Lang, a director and officer, as disclosed in the related transactions section of our Offering document, none of the Company's net proceeds of the Offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, persons owning 10% or more of any class of our equity securities, or to any affiliate.

     As of March 31, 2000, there were approximately 197 registered holders of our common stock. Our common stock is listed for quotation on the Nasdaq Stock Market's National Market System under the symbol "LCOR". The following table sets forth for the period indicated, the high and low prices of our common stock as quoted in the Nasdaq Stock Market's National Market System:

                                                               HIGH       LOW
                                                              -------    ------
February 9, 2000 to March 31, 2000..........................  $21.790    $7.875

     We have not paid any dividends since our inception and do not intend to pay any dividends on our capital stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     You should read the following selected financial data in conjunction with our financial statements and their related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. We derived the following statement of operations data for the years ended December 31, 1997, 1998 and 1999, and the balance sheet data as of December 31, 1998 and 1999, from the audited financial statements included at the end of this report. We derived the following statement of operations data for the year ended December 31, 1996 and the balance sheet data as of December 31, 1995, 1996 and 1997 from audited financial statements not included elsewhere in this report. We derived the following statement of operations data for the year ended December 31, 1995 from our unaudited financial statements and, in our opinion, such unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Landacorp's financial position and results of operations.

                                                                              YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------
                                                                 1995         1996       1997       1998       1999
                                                              -----------    -------    -------    -------    -------
                                                              (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    System sales............................................    $   583      $ 1,007    $ 3,136    $ 4,967    $ 7,251
    Support services........................................        980          932        902      1,250      2,059
                                                                -------      -------    -------    -------    -------
      Total revenues........................................      1,563        1,939      4,038      6,217      9,310
                                                                -------      -------    -------    -------    -------
  Cost of revenues:
    System sales............................................        282          499      1,097      2,330      3,071
    Support services........................................        235          285        299        422        594
                                                                -------      -------    -------    -------    -------
      Total cost of revenues................................        517          784      1,396      2,752      3,665
                                                                -------      -------    -------    -------    -------
  Gross profit..............................................      1,046        1,155      2,642      3,465      5,645
                                                                -------      -------    -------    -------    -------
  Operating expenses:
    Sales and marketing.....................................        376          782      1,176      1,875      3,222
    Research and development................................      1,127        1,269      1,294      1,410      1,733
    General and administrative..............................        408          801        975      2,165      3,175
                                                                -------      -------    -------    -------    -------
      Total operating expenses..............................      1,911        2,852      3,445      5,450      8,130
                                                                -------      -------    -------    -------    -------
  Loss from operations......................................       (865)      (1,697)      (803)    (1,985)    (2,485)
  Interest and other income, net............................         --           --         --        101        103
  Interest expense..........................................        (52)        (200)      (208)       (26)       (17)
                                                                -------      -------    -------    -------    -------
  Net loss..................................................    $  (917)     $(1,897)   $(1,011)   $(1,910)   $(2,399)
                                                                =======      =======    =======    =======    =======
  Net loss per share:
    Basic and diluted.......................................    $ (0.87)     $ (1.74)   $ (0.91)   $ (1.84)   $ (1.86)
                                                                =======      =======    =======    =======    =======
    Weighted average shares.................................      1,058        1,088      1,108      1,041      1,290

                                                                                   DECEMBER 31,
                                                              -------------------------------------------------------
                                                                 1995         1996       1997       1998       1999
                                                              -----------    -------    -------    -------    -------
BALANCE SHEET DATA:
  Cash and cash equivalents.................................    $    81      $    --    $   142    $ 2,032    $ 1,884
  Working capital (deficit).................................     (2,700)      (4,482)    (5,545)       455     (1,035)
  Total assets..............................................        613        1,536      1,181      4,313      5,859
  Notes payable and accrued interest to stockholders........      1,588        2,035      2,716         --         --
  Stockholders' equity (deficit)............................     (2,420)      (4,269)    (5,259)       899        514

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements, trend analyses and other information contained in the following discussion relative to markets for our products and trends in revenues, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "could" "estimate," "expect" "intend" and "plan" and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" as well as other risks and uncertainties referenced in this prospectus.

OVERVIEW

     We offer business-to-business electronic medical management solutions to healthcare payers and providers that are designed to help our clients control the cost and improve the quality of healthcare delivery. Our applications automate and streamline administrative and business processes and enable real-time interaction among various healthcare participants. As of December 31, 1999, five payers who claim to have a combined membership of six million participants were using our maxMC solution, and approximately 175 hospital providers were using our Maxsys solutions. We recently began offering e-maxMC, our Internet-based medical management solution for payers. We have successfully tested e-maxMC internally and expect to complete a customer test of the application in early 2000.

     We have historically derived revenues from the installation and licensing of our maxMC and Maxsys solutions, sublicensing third-party software applications as part of system implementations and delivery of post-contract customer support, training and consulting services. We are currently focusing our primary development, sales and marketing efforts on our e-maxMC, maxMC and Maxsys II solutions. Although we do not anticipate future system sales or enhancements of Maxsys I, we continue to provide maintenance services to, and receive maintenance fees from, customers who purchased this product in the past. We plan to continue to support Maxsys I for the foreseeable future as a service to such customers and pursuant to ongoing contractual obligations.

     Traditionally, we have recognized system sales revenues and associated costs using the percentage-of-completion method, with labor hours incurred relative to total estimated contract hours as the measure of progress towards completion. We recognize revenues from sublicensing of third-party software upon installation of such software. We recognize revenues from support services ratably over the support period. We recognize revenues from training and consulting as such services are delivered.

     We have introduced a new subscription-based fee structure for our e-maxMC and maxMC solutions that provides for implementation services at a fixed hourly rate and the licensing of installed systems and post customer contract support through a monthly subscription fee based upon the number of members covered by the payer organization. Subscription-based contracts allow us to recognize the fair value of the implementation services as such services are delivered and recognize subscription fees on a monthly basis.

     We expect to expand our operations and employee base, including our sales, marketing, research and development, implementation, and support services resources. In particular, we intend to expand our sales force significantly. To accelerate the implementation of elements of our strategy, we intend to target and pursue strategic acquisitions and relationships, such as marketing alliances with vendors of complementary products and services and partnerships with Internet providers of healthcare content, disease management and health-related e-commerce services. Investigating or entering into any such strategic relationships could lead to additional expenditures.

     On January 31, 2000, we purchased from High Technology Solutions, Inc. assets related to its business of providing Web site services to healthcare payers. The purchase price for the assets is $1,268,000 (including an estimated $18,000 in assumed liabilities) of which we paid $250,000 at the closing. We will pay the balance in four quarterly payments of approximately $250,000 in accordance with a promissory note secured by the assets we purchased. The acquired assets include equipment, know how, trademarks and other intangible rights used by High Technology Solutions, Inc. in the operation of its business of providing Web site services to healthcare payers, as well as contracts, none of which are material. In connection with the acquisition we hired a number of former employees of High Technology Solutions, Inc. who we believe possess valuable expertise and relationships with potential healthcare payer customers. We believe the acquisition benefits Landacorp by providing us with valuable expertise and strategic relationships in the area of providing Web site services to healthcare payers faster and more cost-effectively than we would have been able to develop internally. As a result, the acquisition will allow us to accelerate the implementation of our strategy of providing Web site services to healthcare payers.

     The purchase price of $1,268,000 (including an estimated $18,000 in assumed liabilities) has been allocated to the various tangible and intangible assets acquired. The acquired intangible assets will be amortized over their estimated useful lives of twenty-four to thirty-six months. Factors considered by the Company in determining estimated useful lives of the intangible assets include, service life expectancies of the workforce based on anticipated option vesting schedules of eighteen months and other short-lived incentive compensation arrangements, effects of obsolescence on intellectual property, and the effects of competition and other economic factors on goodwill, such as our intention to assimilate the acquired business into our operations rather than operate it as a separate business.

     During the year ended December 31, 1998 and 1999, we recorded unearned stock-based compensation totaling $4,166,000 and $1,610,000, respectively, in connection with the grant of stock-based awards to employees and directors. We are amortizing these amounts over the four-year vesting period of the related options. We issued these options to create incentives for continued performance. Of the total unearned compensation, we amortized $1,173,000 in 1998 and $1,958,000 in 1999. We expect to amortize $1,503,000 in 2000, $765,000 in 2001,
$289,000 in 2002 and $54,000 in 2003. We will reduce unearned compensation expense for future periods to the extent that options terminate prior to full vesting.

RESULTS OF OPERATIONS

     The following table presents the statement of operations data as a percentage of total revenues:

                                                                PERCENTAGE OF REVENUES
                                                                -----------------------
                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1997     1998     1999
                                                                -----    -----    -----
STATEMENT OF OPERATIONS DATA:
Revenues:
  System sales..............................................     77.7%    79.9%    77.9%
  Support services..........................................     22.3     20.1     22.1
                                                                -----    -----    -----
     Total revenues.........................................    100.0    100.0    100.0
                                                                -----    -----    -----

Cost of revenues:
  System sales..............................................     27.2     37.5     33.0
  Support services..........................................      7.4      6.8      6.4
                                                                -----    -----    -----
     Total cost of revenues.................................     34.6     44.3     39.4
                                                                -----    -----    -----
Gross profit................................................     65.4     55.7     60.6
                                                                -----    -----    -----

Operating expenses:
  Sales and marketing.......................................     29.1     30.1     34.6
  Research and development..................................     32.0     22.7     18.6
  General and administrative................................     24.1     34.8     34.1
                                                                -----    -----    -----

     Total operating expenses...............................     85.2     87.6     87.3
                                                                -----    -----    -----
Loss from operations........................................    (19.8)   (31.9)   (26.7)
Interest and other income, net..............................       --      1.6      1.1
Interest expense............................................     (5.2)    (0.4)    (0.2)
                                                                -----    -----    -----
Net loss....................................................    (25.0)%  (30.7)%  (25.8)%
                                                                =====    =====    =====

COMPARISON OF YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

     Revenues. System sales revenues increased by $1,831,000 or 58% from $3,136,000 in 1997 to $4,967,000 in 1998 and by $2,284,000 or 46% to $7,251,000
in 1999. The increase in revenues between 1997 and 1999 resulted from growth in the volume of maxMC and Maxsys II contracts and an increase in the value of MaxMC contracts. In 1998, one customer accounted for 13% of system sales revenues and in 1999, two customers accounted for 19% and 14% of system sales revenues. No customer accounted for more than 10% of system sales revenues in 1997.

     Support services revenues increased by $348,000 or 39% from $902,000 in 1997 to $1,250,000 in 1998 and increased by $809,000 or 65% to $2,059,000 in
1999. The increase from 1997 to 1998 in support services revenue resulted from additional support contracts obtained as a result of the completion of maxMC and Maxsys II software implementations, partially offset by a decline in Maxsys I support revenues resulting from a continued decline in the total number of Maxsys I support customers. The increase from 1998 to 1999 in support service revenues resulted from an increase in the number of support contracts sold for completed maxMC and Maxsys II contracts, partially offset by declines in the number of Maxsys I support customers.

     We believe that the number of contracts with hospital providers has decreased due to their internal Year 2000 issues. We expect this trend to continue through the first quarter of 2000.

     Cost of Revenues. Cost of system sales consists principally of costs incurred in the implementation of our software products, including personnel costs, amortization of unearned stock-based compensation, non-reimbursed travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. Cost of system sales increased by $1,233,000 or 112% from $1,097,000, representing 35% of system sales revenues, in 1997 to $2,330,000, representing 47% of system sales revenues, in 1998 and by $741,000 or 32% to $3,071,000, representing 42% of system sales revenues, in 1999. This cost increase resulted from an increase in personnel costs as we added employees to perform software implementations, stock-based compensation expense further discussed below, and additional license fees that were paid to third party software vendors resulting from an increase in the volume of completed software contracts. The decrease in the gross margin on system sales from 65% in 1997 to 53% in 1998 resulted from an increase in headcount as we added personnel in anticipation of increases in the volume of software contracts as well as stock-based compensation, which was first recorded in 1998. The increase in the gross margin on system sales from 53% in 1998 to 58% in 1999 resulted from implementation efficiencies realized from the increased volume of software contracts, and the increased size of individual software contracts. We expect that cost of system sales revenues will continue to increase as we add personnel to meet anticipated increases in contract volume. We cannot yet determine the impact of these increased costs on our gross margins. Cost of support services revenues consists of personnel costs, amortization of unearned stock-based compensation, support costs for third party software licenses, related department overhead and depreciation on equipment.

     Cost of support services revenues increased by $123,000 or 41% from $299,000, representing 33% of support services revenues, in 1997 to $422,000, representing 34% of support services revenues, in 1998 and by $172,000 or 41% to $594,000, representing 29% of support system revenues, in 1999. This increase in dollars resulted from an increase in salaries, benefits, stock-based compensation expense further discussed below, and other personnel-related expenses as we increased the size of the support services staff due to the increased volume of customers purchasing support contracts. The decrease in gross margin on support services from 67% in 1997 to 66% in 1998 resulted from an increase in headcount to support the increase in customers purchasing support contracts. The increase in the gross margin on support services from 66% during 1998 to 71% during 1999 resulted from efficiencies realized from additional support contracts sold for completed Maxsys II and maxMC contracts. We expect that cost of support services revenues will continue to increase in dollar amounts as we continue to expand our customer support department to meet anticipated customer demand. We cannot yet determine the impact of these increased costs on our gross margins.

     Research and Development. Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related department overhead and depreciation on equipment. Research and development expenses increased by $116,000 or 9% from $1,294,000, representing 32% of total revenues, in 1997 to $1,410,000, representing 23% of total revenues, in 1998 and by $323,000 or 23% to $1,733,000, representing 19% of total revenues, in 1999. This increase in dollars resulted from an increase in salaries, benefits and other personnel-related expenses, including stock-based compensation expense further discussed below, as we increased the size of the research and development staff. We anticipate that we will continue to devote substantial resources to research and development and that such expenses will increase in dollar amounts. We cannot yet determine the impact of these increased costs on our total operating expenses.

     Sales and Marketing. Sales and marketing expenses consists principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotions, costs, and department overhead. Sales and marketing expenses increased by $699,000 or 60% from $1,176,000, representing 29% of total revenues, in 1997 to $1,875,000, representing 30% of total revenues, in 1998 and by $1,347,000 or 72% to $3,222,000, representing 35% of total revenues, in 1999. This increase resulted from increased salaries, benefits and other personnel-related expenses due to growth in the number of sales and marketing personnel, stock-based compensation expense further discussed below, increases in sales commissions due to an increase in the volume of customer contracts, increases in travel costs due to the increased headcount, and increases in trade shows and other marketing expenses incurred to build additional product awareness. We expect that sales and marketing expenses will continue to increase in dollar amounts as we continue to expand our sales and marketing efforts, continue to add personnel and increase promotional activities. We cannot yet determine the impact of these increased expenses on our total operating expenses.

     General and Administrative. General and administrative expenses consist of compensation for personnel, fees for outside professional services, amortization of unearned stock-based compensation, and allocated occupancy and overhead costs. General and administrative expenses increased by $1,190,000 or 122% from $975,000, representing 24% of total revenues, in 1997 to $2,165,000, representing 35% of total revenues, in 1998 and by $1,010,000 or 47% to $3,175,000 representing 34% of total revenues, in 1999. The increase in dollars was due to an increase in the number of employees, higher professional service fees, stock-based compensation expense further discussed below, and increased occupancy costs due to the commencement of our Atlanta office lease payment in December 1998. We believe that our general and administrative expenses will continue to increase in dollar amounts as a result of our growing operations, the commencement of our new lease for expanded facilities in Chico in September 1999 and the expenses associated with operating as a public company. We cannot yet determine the impact of these increased expenses on our total operating expenses.

     Stock-based Expenses. In connection with certain stock option grants and common stock issuances during the years ended December 31, 1998 and 1999, the Company recognized unearned compensation totaling $4,166,000 and $1,610,000 respectively, which is being amortized over the vesting periods or as the Company's repurchase rights lapse (See Note 8 of Notes to Financial Statements), as applicable, using the multiple option approach prescribed by SFAS No. 123. Amortization expense recognized during the year ended December 31, 1998 and 1999, totaled $1,173,000 and $1,958,000, respectively, and has been allocated to operating expenses. Additionally, compensation expense of $48,000 was recorded during 1999 for stock sold at a discount to a third party consultant for services provided, and is included in general and administrative expense. See
Note 9 of Notes to Financial Statements.

     Interest and Other Income and Interest Expense. Interest and other income consists primarily of earnings on our cash and cash equivalents. Interest and other income amounted to $101,000 and $103,000 for the year ended December 31, 1998 and 1999, respectively. Interest expense decreased from $208,000 in 1997 to $26,000 in 1998 due to the repayment of stockholder borrowings using proceeds from the sale of preferred stock in March 1998, and decreased to $17,000 in 1999.

     Income Taxes. We recorded no current provision or benefit for federal or state income taxes for the years ended December 31, 1997, 1998 and 1999, as the Company had incurred net operating losses and had no carryback potential. As of December 31, 1999, we had net operating loss carryforwards for federal tax purposes of approximately $7,109,000 and for state tax purposes of approximately $1,842,000. These federal and state tax loss carryforwards are available to reduce future taxable income. Utilization of such carryfor-wards may be limited in certain circumstances including, but not limited to, cumulative stock ownership changes of more than 50 percent over a three-year period and expire at varying amounts during the period from 1999 to 2013. The Company believes that there were cumulative changes of ownership of greater than 50 percent in February 1998. Accordingly, the amount of loss carryforwards that may be utilized to reduce future taxable income for federal and state income tax purposes will be limited. The amount of the limitation has not yet been calculated. We have not recognized a deferred tax asset on our balance sheet. See Note 5 of Notes to the Financial Statements.

UNAUDITED QUARTERLY FINANCIAL RESULTS

     The following table presents our quarterly results of operations for each of the eight quarters in the period ended December 31, 1999. You should read the following table in conjunction with our financial statements and the related notes included in this Report. We have prepared this unaudited information on the same basis as the audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

                                                              QUARTER ENDED
                                --------------------------------------------------------------------------
                                MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                                  1998        1998         1998            1998         1999        1999
                                ---------   --------   -------------   ------------   ---------   --------
                                                              (IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  System sales................   $  677      $1,392       $1,766         $ 1,132       $1,688      $2,037
  Support services............      239         275          299             437          444         482
                                 ------      ------       ------         -------       ------      ------
    Total revenues............      916       1,667        2,065           1,569        2,132       2,519
                                 ------      ------       ------         -------       ------      ------
Cost of revenues:
  System sales................      432         522          672             704          755         722
  Support services............       90         100          107             125          149         147
                                 ------      ------       ------         -------       ------      ------
    Total cost of revenues....      522         622          779             829          904         869
                                 ------      ------       ------         -------       ------      ------
Gross profit..................      394       1,045        1,286             740        1,228       1,650
                                 ------      ------       ------         -------       ------      ------
Operating expenses:
  Sales and marketing.........      363         394          346             772          752         752
  Research and development....      335         318          371             386          390         381
  General and
    administrative............      264         274          461           1,166          772         784
                                 ------      ------       ------         -------       ------      ------
    Total operating
      expenses................      962         986        1,178           2,324        1,914       1,917
                                 ------      ------       ------         -------       ------      ------
(Loss) income from
  operations..................     (568)         59          108          (1,584)        (686)       (267)
Interest and other income,
  net.........................       16          33           26              26           22          27
Interest expense..............      (26)         --           --              --           --          --
                                 ------      ------       ------         -------       ------      ------
Net (loss) income.............   $ (578)     $   92       $  134         $(1,558)      $ (664)     $ (240)
                                 ======      ======       ======         =======       ======      ======

                                       QUARTER ENDED
                                ----------------------------
                                SEPTEMBER 30,   DECEMBER 31,
                                    1999            1999
                                -------------   ------------
                                       (IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  System sales................     $ 1,908         $1,618
  Support services............         508            625
                                   -------         ------
    Total revenues............       2,416          2,243
                                   -------         ------
Cost of revenues:
  System sales................         746            848
  Support services............         144            154
                                   -------         ------
    Total cost of revenues....         890          1,002
                                   -------         ------
Gross profit..................       1,526          1,241
                                   -------         ------
Operating expenses:
  Sales and marketing.........         790            928
  Research and development....         470            492
  General and
    administrative............         837            782
                                   -------         ------
    Total operating
      expenses................       2,097          2,202
                                   -------         ------
(Loss) income from
  operations..................        (571)          (961)
Interest and other income,
  net.........................          27             27
Interest expense..............          (4)           (13)
                                   -------         ------
Net (loss) income.............     $  (548)        $ (947)
                                   =======         ======

                                               AS A PERCENTAGE OF TOTAL REVENUES
                                                     FOR THE QUARTER ENDED
                                ---------------------------------------------------------------
                                MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,
                                  1998        1998         1998            1998         1999
                                ---------   --------   -------------   ------------   ---------
Revenues:
  System sales................     73.9%      83.5%        85.5%            72.1%        79.2%
  Support services............     26.1        16.5         14.5            27.9         20.8
                                 ------      ------       ------         -------       ------
    Total revenues............    100.0       100.0        100.0           100.0        100.0
                                 ------      ------       ------         -------       ------
Cost of revenues:
  System sales................     47.2        31.3         32.5            44.9         35.4
  Support services............      9.8         6.0          5.2             7.9          7.0
                                 ------      ------       ------         -------       ------
    Total cost of revenues....     57.0        37.3         37.7            52.8         42.4
                                 ------      ------       ------         -------       ------
Gross profit..................     43.0        62.7         62.3            47.2         57.6
                                 ------      ------       ------         -------       ------
Operating expenses:
  Sales and marketing.........     39.6        23.6         16.7            49.2         35.3
  Research and development....     36.6        19.1         18.0            24.6         18.3
  General and
    administrative............     28.8        16.4         22.3            74.3         36.2
                                 ------      ------       ------         -------       ------
    Total operating
      expenses................    105.0        59.1         57.0           148.1         89.8
                                 ------      ------       ------         -------       ------
(Loss) income from
  operations..................    (62.0)        3.6          5.3          (100.9)       (32.2)
Interest and other income,
  net.........................      1.7         2.0          1.2             1.6          1.1
Interest expense..............     (2.8)         --           --              --           --
                                 ------      ------       ------         -------       ------
Net (loss) income.............    (63.1)%      5.6%         6.5%           (99.3)%      (31.1)%
                                 ======      ======       ======         =======       ======

                                   AS A PERCENTAGE OF TOTAL REVENUES
                                         FOR THE QUARTER ENDED
                                ---------------------------------------
                                JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                  1999         1999            1999
                                --------   -------------   ------------
Revenues:
  System sales................     80.9%         79.0%          72.1%
  Support services............     19.1          21.0           27.9
                                 ------       -------         ------
    Total revenues............    100.0         100.0          100.0
                                 ------       -------         ------
Cost of revenues:
  System sales................     28.7          30.8           37.9
  Support services............      5.8           6.0            6.8
                                 ------       -------         ------
    Total cost of revenues....     34.5          36.8           44.7
                                 ------       -------         ------
Gross profit..................     65.5          63.2           55.3
                                 ------       -------         ------
Operating expenses:
  Sales and marketing.........     29.9          32.8           41.3
  Research and development....     15.1          19.4           22.0
  General and
    administrative............     31.1          34.6           34.9
                                 ------       -------         ------
    Total operating
      expenses................     76.1         86.8%           98.2
                                 ------       -------         ------
(Loss) income from
  operations..................    (10.6)        (23.6)         (42.8)
Interest and other income,
  net.........................      1.1           1.1            1.2
Interest expense..............       --           (.2)           (.6)
                                 ------       -------         ------
Net (loss) income.............     (9.5)%       (22.7)%        (42.2)%
                                 ======       =======         ======

     Our revenues in the fourth quarter have generally been lower than those in the third quarter due to staff vacations and our customers' holiday schedules, which impact the progress of our implementation efforts.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations through net cash generated from operating activities, and private sales of common and preferred stock, with net proceeds totaling $11.1 million. As of December 31, 1999, we had $1.9 million in cash and cash equivalents and ($1,035) in working capital deficit with outstanding debt totaling $441,000.

     Net cash used in operating activities was $17,000 in 1997 and $2.4 million in 1998. Net cash provided by operating activities was $472,000 in 1999. Net cash used to fund operating activities in 1997 reflects net losses before non-cash charges for depreciation and amortization and decreases in deferred revenue, offset in part by increases in accounts payable and accrued expenses, and decreases in accounts receivable. Net cash used to fund operating activities in 1998 reflects net losses before non-cash charges for depreciation and amortization, amortization of unearned stock-based compensation, increases in accounts receivable, decreases in deferred revenue, and decreases in accounts payable and accrued expenses. Net cash provided by operating activities in 1999 consists of net losses before non-cash charges for depreciation and amortization, and increases to accounts payable, accrued expenses and deferred revenue.

     Net cash used in investing activities was $235,000 in 1997, $397,000 in 1998 and $862,000 in 1999. Investing activities consist primarily of purchases of computer equipment, office furniture and leasehold improvements, and additions to capitalized software development costs.

     Net cash generated from financing activities was $394,000 in 1997, $4.7 million in 1998 and $242,000 in 1999. Net cash generated from financing activities in 1997 resulted almost entirely from net proceeds from bank and stockholder borrowings. Net cash generated from financing activities in 1998 resulted from the issuance of preferred stock and common stock, partially offset by principal payments on stockholder notes payable.

     We purchased assets from High Technology Solutions, Inc. on January 31, 2000. At the closing, we paid High Technology Solutions, Inc. $250,000 and delivered a promissory note in the principal amount of $1,000,000. Pursuant to the terms of the promissory note we will pay High Technology Solutions, Inc. four quarterly payments of $250,000 after the closing. The promissory note is secured by the assets we purchased.

     In February 1998, the Company entered into an agreement with Brian Lang whereby the Company agreed to pay a bonus of $335,000 to Mr. Lang upon the successful completion of an initial public offering. This amount was paid on March 1, 2000 following our Initial Public Offering and the expense was recorded as operating expense for that period.

     In February 1999, we obtained a line of credit that allows maximum borrowings of $2.0 million. The agreement allows us to designate up to $300,000 of the maximum borrowings as a term note. Advances on the line of credit and the term note are secured by all of our tangible and intangible personal property. At December 31, 1999, we had not drawn against the line of credit, and $233,000 was outstanding on the term note, which we used to finance the purchase of certain fixed assets. The line of credit and term note contain various restrictive covenants, one of which the Company was not in compliance with at December 31, 1999. In January 2000, the Company obtained waivers for all financial covenants for the period beginning September 30, 1999 through March 31, 2000, the expiration date of the line of credit and term note. In March 2000, the Company obtained a further waiver and extension through April 30, 2000.

     We signed a lease for a new principal facility in March 1999. We began making lease payments in September 1999 and we will continue to make such payments for eighty-four months, resulting in aggregate lease expenses of approximately $34,000 per quarter.

     We expect to experience significant growth in our operating expenses for the foreseeable future in order to execute our business plan. As a result, we anticipate that operating expenses and planned capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents and the net proceeds from the sale of the common stock in our recent offering will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financings. Such additional financing may be unavailable, or if it is available, it may only be available on unreasonable terms and may be dilutive to our stockholders.

YEAR 2000 COMPLIANCE

     As of April 24, 2000, we have not experienced any material problems associated with the year 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. We have adopted the provisions of SOP 98-1 in our fiscal year beginning January 1, 1999, and the effects of adoption did not have a material effect on our financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first fiscal year beginning after June 15, 2000. We will adopt SFAS 133 in our quarter ending March 31, 2001 and do not expect such adoption to have a material effect on our financial statements.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR BUSINESS WILL SUFFER IF OUR MAXMC AND E-MAXMC MEDICAL MANAGEMENT SOLUTIONS DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE AMONG HEALTHCARE PAYER ORGANIZATIONS

     Achieving our growth objectives depends on our maxMC and e-maxMC medical management solutions achieving widespread market acceptance among healthcare payer organizations, which is difficult to determine at this time. We commercially released maxMC in 1997 and only five payer customers currently use it. Therefore, maxMC currently has limited market acceptance. We expect to complete testing e-maxMC in early 2000. As a result, e-maxMC has not achieved any market acceptance at this time and we currently do not have sufficient evidence to determine whether and to what extent it will achieve market acceptance. Achieving market acceptance for our medical management solutions will require ongoing improvement of their features and functionalities and enhanced sales and marketing efforts. If we do not gain significant market share for our maxMC and e-maxMC medical management solutions before our competitors introduce alternative products with features similar to ours, our operating results will suffer. Our operating results will also suffer if our pricing strategies, such as our planned subscription pricing for payers, are not economically viable or acceptable to our customers.

THE HEALTHCARE INDUSTRY MAY NOT ACCEPT OUR MEDICAL MANAGEMENT SOLUTIONS

     To be successful, we must attract a significant number of payer customers, such as managed care companies, and continue to attract provider customers, such as hospitals. We cannot determine the extent to which the payer market will accept our medical management solutions as substitutes for traditional methods of processing healthcare information and managing patient care. To date, many healthcare industry participants have been slow to adopt new technology solutions. We believe that the complex nature of healthcare processes and communications among healthcare industry participants, as well as concerns about confidentiality of patient information, may hinder the development and acceptance of new technology solutions such as our medical management solutions.

     In addition, customers using existing information systems in which they have made significant investments may refuse to adopt our solutions if they perceive that our solutions will not complement their existing systems. As a result, the conversion from traditional methods of communication to electronic information exchange may not occur as rapidly as we expect it will. Even if the conversion does occur as rapidly as expected, payers and providers may use solutions, products and services offered by others.

WE HAVE A HISTORY OF QUARTERLY AND ANNUAL FLUCTUATIONS IN OUR REVENUE AND OPERATING RESULTS, AND EXPECT THESE FLUCTUATIONS TO CONTINUE, WHICH MAY RESULTING VOLATILITY IN OUR STOCK PRICE

     Our quarterly and annual revenue and operating results have varied significantly in the past and will likely vary significantly in the future due to a number of factors, many of which we cannot control. The factors that may cause our quarterly revenue and operating results to fluctuate include:

     - fluctuations in demand for our medical management solutions and related services, including payers' and providers' reluctance to make large technology purchases around the time of the change to the year 2000;

     - the timing of customer orders and product implementations, particularly orders from large customers involving substantial implementation;

     - the length of our sales cycle, which varies and is unpredictable;

     - the length of our implementation process, which varies, is unpredictable and often depends on matters outside of our control such as the customer's ability to commit its resources to the implementation process;

     - our ability to develop, introduce, implement and support new products and product enhancements;

     - the rate of adoption of our medical management solutions, which often require our customers to change some aspects of the way in which they have traditionally conducted business;

     - announcements and new product introductions by our competitors and deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors; and

     - changes in the prices at which we can sell our medical management solutions.

     Accordingly, you should not rely on the results of any past periods as an indication of our future performance. In some future periods, our operating results may not meet expectations of public market analysts or investors. If this occurs, our stock price may decline.

IF WE DO NOT HIRE AND RETAIN ADDITIONAL SALES, MARKETING AND IMPLEMENTATION PERSONNEL WE MAY NOT SUCCEED IN IMPLEMENTING OUR GROWTH STRATEGY AND ACHIEVING OUR TARGET REVENUE GROWTH

     Our future growth depends to a significant extent on our ability to hire additional sales, marketing and implementation personnel. Competition for these people is intense. We have experienced difficulty in hiring qualified sales and marketing professionals, as well as database administrators, and we may not be successful in attracting and retaining such individuals. If we do not hire additional qualified sales and marketing personnel, we may not succeed in implementing our growth strategy and our targeted revenue growth may not be achieved. In addition, even if our sales increase, our market penetration and revenue growth will be limited if we are unable to hire additional personnel to implement the medical management solutions we sell.

     We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. Many of our employees have only recently joined us, and we may experience high turnover rates in some categories of personnel. If we do not assimilate new employees in a timely and cost-effective manner, the productivity of those employees will be low, and as a result our operating results may decrease.

     In addition, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. Competitors or other companies may make such claims against us in the future as we seek to hire qualified personnel. Any claim of this nature could result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

BECAUSE WE OFFER A LIMITED NUMBER OF PRODUCTS AND OPERATE EXCLUSIVELY IN THE MARKET FOR MEDICAL MANAGEMENT SOLUTIONS, WE ARE PARTICULARLY SUSCEPTIBLE TO COMPETITION, PRODUCT OBSOLESCENCE AND DOWNTURNS IN THE MARKET FOR MEDICAL MANAGEMENT PRODUCTS

     We depend on a limited number of products and we operate exclusively in the market for medical management solutions. To date, we have derived substantially all of our revenue from the sale and associated support of Maxsys II (and its predecessor Maxsys I), a medical management solution marketed to hospital providers. We anticipate that substantially all of our revenue in the foreseeable future will be attributable to continued sales and associated support of that solution, as well as sales and support of maxMC and e-maxMC, our medical management solutions marketed to payers. Dependence on a limited product line makes us particularly susceptible to the successful introduction of, or changes in market preferences for, competing products. In addition, operating exclusively in the market for medical management solutions makes us particularly susceptible to downturns in that market that may be unrelated to the quality or competitiveness of our solutions.

OUR FUTURE SUCCESS DEPENDS IN SIGNIFICANT PART UPON THE CONTINUED SERVICE OF OUR SENIOR MANAGEMENT PERSONNEL

     Eugene Santa Cattarina, our President and Chief Executive Officer, and Stephen Kay, our Chief Operating Officer and Chief Financial Officer, have a great deal of experience in the healthcare information technology industry in general and in the market for medical management solutions in particular. Therefore, they are uniquely qualified to manage our business and would be difficult to replace. We do not have employment contracts with these officers or any of our other key personnel. As a result, these employees may voluntarily terminate their employment with us at any time. The search for a replacement for any of our key personnel could be time consuming, and could distract our management team from the day-to-day operations of our business. This could delay the implementation of our growth strategy and negatively impact our ability to achieve targeted revenue growth. In addition, with the exception of two executive officers and one key employee, we do not maintain key person life insurance on our key personnel.

WE HAVE A LONG HISTORY OF LOSSES AND MAY NEVER BECOME PROFITABLE

     We have been in business since 1982 and we have incurred significant losses since that time. We expect to continue to incur losses on an annual basis for the foreseeable future. As of December 31, 1999, our accumulated deficit was $13.6 million. We expect to incur increased levels of product development, sales and marketing and administrative expenses and, as a result, we will need to increase our revenue significantly to achieve future profitability. Although our revenue has grown in recent quarters, we may not be able to sustain this growth and we may not realize sufficient revenue to achieve profitability. Further, even if we achieve profitability, due to competition and the evolving nature of the healthcare information technology and Internet market, we could fail to sustain or increase profitability on a quarterly or annual basis.

THE LENGTH AND COMPLEXITY OF OUR SALES CYCLE AND PRODUCT IMPLEMENTATION PERIOD MAY CAUSE US TO EXPEND SUBSTANTIAL TIME, EFFORT AND FUNDS WITHOUT RECEIVING RELATED REVENUE

     We do not control many of the factors that influence our customers' buying decisions and the implementation of our medical management solutions. The sales and implementation process for our solutions is lengthy, involves a significant technical evaluation and requires our customers to commit a great deal of time and money. The sale and implementation of our solutions are subject to delays due to healthcare payers' and providers' internal budgets and procedures for approving large capital expenditures and deploying new technologies within their organizations. The sales cycle for our solutions is unpredictable and has generally ranged from six to twenty-four months from initial contact to contract signing. The time it takes to implement our solutions is also difficult to predict and has typically ranged from six to fifteen months from contract execution to the commencement of live operation. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating the contract and implementing the solution without receiving any related revenue.

OUR MEDICAL MANAGEMENT SOLUTIONS ARE COMPLEX AND MAY CONTAIN UNDETECTED SOFTWARE ERRORS, WHICH COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR REVENUES

     Complex software products such as those included in our medical management solutions frequently contain undetected errors when first introduced or as new versions are released. We have, from time to time, found errors in the software products included in our solutions, and in the future we may find additional errors. In addition, we combine our solutions with software and hardware products from other vendors. As a result, we may experience difficulty in identifying the source of an error. The occurrence of hardware and software errors, whether caused by our solutions or another vendor's products, could:

     - cause sales of our solutions to decrease and our revenues to decline;

     - cause us to incur significant warranty and repair costs;

     - divert the attention of our technical personnel away from product development efforts; and

     - cause significant customer relations problems.

BECAUSE OUR MEDICAL MANAGEMENT SOLUTIONS RELY ON TECHNOLOGY THAT WE OWN, OUR BUSINESS WILL SUFFER IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS TO THAT TECHNOLOGY AGAINST INFRINGEMENT BY COMPETITORS

     To protect our intellectual property rights, we rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our solutions is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If we fail to protect our intellectual property from infringement, other companies may use our intellectual property to offer competitive products at lower prices. If we fail to compete effectively against these companies we could lose customers and sales of our solutions and our revenue could decline.

EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR ALLEGED MISUSE OF THE INTELLECTUAL PROPERTY OF OTHERS MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION

     Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future either to protect our intellectual property or as a result of an alleged infringement by us of the intellectual property of others. These claims and any resulting litigation could subject us to significant liability or invalidate our ownership rights in the technology used in our solutions. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of our time and money and would divert management time and attention away from our core business. Any potential intellectual property litigation could also force us to do one or more of the following:

     - stop using the challenged intellectual property or selling our products or services that incorporate it;

     - obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which could be costly or unavailable; and

     - redesign those products or services that are based on or incorporate the challenged intellectual property, which could be costly and time consuming or could adversely affect the functionality and market acceptance of our products.

     If we must take any of the foregoing actions, we may be unable to manufacture and sell our solutions, which would substantially reduce our revenue.

WE FACE SIGNIFICANT COMPETITION FROM, AMONG OTHERS, SOFTWARE VENDORS, INTERNET COMPANIES AND CONSULTING GROUPS FOCUSED ON THE HEALTHCARE INDUSTRY

     We face intense competition in the market for our medical management solutions. Many of our competitors have greater financial, technical, product development, marketing and other resources than we have. Because these organizations may be better known and have more customers than us, we may not compete successfully against them. The principal companies we compete against in the payer market include HPR (a subsidiary of McKesson HBOC), MedDecision, PhyCom and Confer. In the hospital provider market, we compete against MIDS, SoftMed Systems and others. We expect that competition will continue to increase as a result of consolidation in the Internet, information technology and healthcare industries.

RAPIDLY CHANGING TECHNOLOGY MAY IMPAIR OUR ABILITY TO DEVELOP AND MARKET OUR MEDICAL MANAGEMENT SOLUTIONS

     Because our business relies on technology, it is susceptible to:

     - rapid technological change;

     - changing customer needs;

     - frequent new product introductions; and

     - evolving industry standards.

     In particular, the Internet is evolving rapidly and the technology used in Internet related products changes rapidly. As the Internet, computer and software industries continue to experience rapid technological change, we must quickly modify our solutions to adapt to such changes. The demands of operating in such an environment may delay or prevent our development and introduction of new solutions and additional functions for our existing solutions that continually meet changing market demands and that keep pace with evolving industry standards. Moreover, competitors may develop products superior to our solutions, which could make our products obsolete.

OUR CUSTOMERS MAY ENCOUNTER SYSTEM DELAYS, FAILURES OR LOSS OF DATA WHEN USING OUR NEW INTERNET-BASED MEDICAL MANAGEMENT SOLUTION AS A RESULT OF DISRUPTIONS OR OTHER PROBLEMS WITH INTERNET SERVICES AND INTERNET ACCESS PROVIDED BY THIRD PARTIES

     System delays, failures or loss of data experienced by our customers could harm our business. The success of our new Internet-based medical management solution for payers will depend on the efficient operation of Internet connections among our payer customers and their members and associated providers.

These connections, in turn, depend on the efficient operation of Web browsers, Internet connections and Internet service providers. In the past, Internet users have occasionally experienced difficulties with Internet connections and services due to system failures. Any disruption in Internet access provided by third parties could delay or disrupt the performance of our new Internet-based solution, and consequently, make it less acceptable to payers. Furthermore, we will depend on our customers' hardware suppliers for prompt delivery, installation and service of the equipment that runs our applications.

SECURITY BREACHES AND SECURITY CONCERNS ABOUT INTERNET TRANSMISSIONS MAY CAUSE CUSTOMERS TO REFUSE TO PURCHASE OR DISCONTINUE THE USE OF OUR MEDICAL MANAGEMENT SOLUTIONS

     Our customers will retain confidential customer and patient information using our solutions. An experienced computer user who is able to access our customers' computer systems could gain access to confidential patient and company information. Therefore, our products must remain secure and the market must perceive them as secure. The occurrence of security breaches could cause customers to refuse to purchase or discontinue use of our solutions. Protecting against such security breaches or alleviating problems caused by security breaches may require us to expend significant capital and other resources. In addition, upgrading our systems to incorporate more advanced encryption and authentication technology as it becomes available may cause us to spend significant resources and encounter costly delays. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the market for our Internet-based medical management solution.

WE OPERATE IN AN INDUSTRY SUBJECT TO CHANGING REGULATORY INFLUENCES, WHICH COULD LIMIT THE USEFULNESS OF OUR SOLUTIONS OR REQUIRE US TO MAKE EXPENSIVE AND TIME-CONSUMING MODIFICATIONS TO OUR PRODUCTS

     During the past several years, federal, state and local governments have increased their regulation of the U.S. healthcare industry and have proposed numerous healthcare industry reforms. These reforms may increase governmental involvement in healthcare, continue to reduce reimbursement rates and otherwise change the operating environment for our customers. Our customers may react to these proposals and the uncertainty surrounding the proposals by curtailing or deferring investments, including those for our medical management solutions.

     Existing state and federal laws regulate the confidentiality of healthcare information and the circumstances under which such records may be released. Congress is considering legislation and the Department of Health and Human Services has proposed regulations that would further regulate the confidentiality of healthcare information. In addition, the Department of Health and Human Services has proposed regulations setting forth security standards for all health plans, clearinghouses and providers to follow with respect to healthcare information that is electronically transmitted, processed or stored. While these laws and regulations may not apply to us directly, our products must comply with existing and future laws and regulations in order to achieve market acceptance. Such compliance may be difficult and expensive or even impossible to achieve. These laws or regulations could restrict the ability of our customers to obtain, use or disseminate patient information, which in turn could limit the usefulness of our medical management solutions causing a decrease in our sales.

     Because of the Internet's popularity and increasing use, new laws and regulations with respect to the Internet are becoming prevalent. Such new laws and regulations could limit the effectiveness and market acceptance of our Internet-based medical management solutions or could cause us to have to modify our solutions, which could be expensive and time consuming.

CONSOLIDATION IN THE HEALTHCARE INDUSTRY COULD LEAD TO LARGE INTEGRATED HEALTHCARE DELIVERY SYSTEMS WHO MAY USE THEIR ENHANCED MARKET POWER TO FORCE PRICE REDUCTIONS FOR OUR MEDICAL MANAGEMENT SOLUTIONS AND RELATED SERVICES

     Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Our operating results may suffer if we reduce our prices without achieving corresponding reductions in our expenses.

WE MAY ENCOUNTER ACQUISITION-RELATED RISKS SUCH AS BECOMING RESPONSIBLE FOR UNEXPECTED LIABILITIES OF ACQUIRED BUSINESSES AND DIFFICULTIES INTEGRATING EMPLOYEES AND OPERATIONS OF ACQUIRED BUSINESSES

     We expect to review opportunities to acquire other businesses or technologies. In connection with acquisitions, we could:

     - issue stock that would dilute our stockholders' percentage ownership;

     - incur debt; or

     - assume liabilities.

     Acquisitions could involve numerous risks, including:

     - problems integrating the purchased operations, technologies or products;

     - unanticipated costs or unexpected liabilities;

     - diversion of our management's attention from our core business;

     - interference with existing business relationships with suppliers and customers;

     - risks associated with entering markets in which we have no or limited prior experience; and

     - potential loss of key employees of purchased organizations.

     We may not be able to successfully integrate any businesses, products, technologies or personnel that we might purchase in the future.

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER, WHICH MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER STOCKHOLDER MATTERS

     Upon completion of this offering, our executive officers and directors and their affiliates will beneficially own, in the aggregate, approximately 66% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us.

IF WE DO NOT MEET OUR FUTURE CAPITAL REQUIREMENTS, WE MAY BE UNABLE TO DEVELOP OR ENHANCE OUR MEDICAL MANAGEMENT SOLUTIONS, TAKE ADVANTAGE OF FUTURE OPPORTUNITIES OR RESPOND TO COMPETITIVE PRESSURES OR UNANTICIPATED EVENTS

     We believe that the net proceeds of this offering, together with our existing cash balances, credit facilities and expected cash flow from operations, will allow us to meet our capital requirements at least through the next 12 months. However, we may need or want to seek additional capital prior to that time. Such capital may not be available to us on favorable terms, or at all. Further, if we raise capital by issuing new equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise capital on acceptable terms, we may not have the resources to develop new products or enhance existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while, at the same time, maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality money market accounts that invest in debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shifts in interest rates, we invest in money market accounts that invest only in short-term securities that maintain an average maturity of less than one year. As a result, we do not believe we are subject to significant rate risk.

ITEM 8. FINANCIAL STATEMENTS

                                LANDACORP, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  27
Balance Sheets..............................................  28
Statements of Operations....................................  29
Statements of Stockholders' Equity (Deficit)................  30
Statements of Cash Flows....................................  31
Notes to Financial Statements...............................  32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Landacorp, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Landacorp, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Sacramento, California
February 16, 2000

                                LANDACORP, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1998            1999
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $  2,032,000    $  1,884,000
  Accounts receivable and costs and estimated earnings in
     excess of billings on uncompleted contracts, net.......     1,651,000       2,090,000
  Other current assets......................................       186,000         172,000
                                                              ------------    ------------
          Total current assets..............................     3,869,000       4,146,000
Property and equipment, net.................................       352,000       1,057,000
Capitalized software, net...................................        92,000          61,000
Deferred offering costs.....................................            --         595,000
                                                              ------------    ------------
                                                              $  4,313,000    $  5,859,000
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    125,000    $    463,000
  Accrued expenses..........................................       833,000       1,804,000
  Deferred revenue and billings in excess of costs and
     estimated earnings on uncompleted contracts............     2,456,000       2,637,000
  Current portion of long-term debt.........................            --         277,000
                                                              ------------    ------------
          Total current liabilities.........................     3,414,000       5,181,000
Long-term debt, net of current portion......................            --         164,000
                                                              ------------    ------------
                                                                 3,414,000       5,345,000
                                                              ------------    ------------
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred Stock, $0.001 par value, aggregate liquidation
     amount $8,160,000 at December 31, 1998 and 1999;
     8,000,000 shares authorized; 6,800,000 shares issued
     and outstanding........................................         7,000           7,000
  Common Stock, $0.001 par value, 15,000,000 shares
     authorized; 1,030,000 and 2,610,000 shares issued and
     outstanding............................................         1,000           3,000
  Additional paid-in capital................................    15,102,000      16,955,000
  Notes receivable from officers (Note 4)...................            --        (189,000)
  Unearned stock-based compensation.........................    (2,993,000)     (2,645,000)
  Accumulated deficit.......................................   (11,218,000)    (13,617,000)
                                                              ------------    ------------
          Total stockholders' equity........................       899,000         514,000
                                                              ------------    ------------
                                                              $  4,313,000    $  5,859,000
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                                LANDACORP, INC.

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1998           1999
                                                      -----------    -----------    -----------
Revenues:
  System sales......................................  $ 3,136,000    $ 4,967,000    $ 7,251,000
  Support services..................................      902,000      1,250,000      2,059,000
                                                      -----------    -----------    -----------
          Total revenues............................    4,038,000      6,217,000      9,310,000
                                                      -----------    -----------    -----------
Cost of revenues:
  System sales......................................    1,097,000      2,330,000      3,071,000
  Support services..................................      299,000        422,000        594,000
                                                      -----------    -----------    -----------
          Total cost of revenues....................    1,396,000      2,752,000      3,665,000
                                                      -----------    -----------    -----------
Gross profit........................................    2,642,000      3,465,000      5,645,000
                                                      -----------    -----------    -----------
Operating expenses:
  Sales and marketing...............................    1,176,000      1,875,000      3,222,000
  Research and development..........................    1,294,000      1,410,000      1,733,000
  General and administrative........................      975,000      2,165,000      3,175,000
                                                      -----------    -----------    -----------
          Total operating expenses..................    3,445,000      5,450,000      8,130,000
                                                      -----------    -----------    -----------
Loss from operations................................     (803,000)    (1,985,000)    (2,485,000)
Interest and other income, net......................           --        101,000        103,000
Interest expense....................................     (208,000)       (26,000)       (17,000)
                                                      -----------    -----------    -----------
Net loss............................................  $(1,011,000)   $(1,910,000)   $(2,399,000)
                                                      ===========    ===========    ===========
Net loss per share:
  Basic and diluted.................................  $      (.91)   $     (1.84)   $     (1.86)
                                                      ===========    ===========    ===========
  Weighted average shares...........................    1,108,000      1,041,000      1,290,000
                                                      ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                LANDACORP, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           NOTES
                                  PREFERRED STOCK        COMMON STOCK      ADDITIONAL    RECEIVABLE     UNEARNED
                                 ------------------   ------------------     PAID-IN        FROM      STOCK-BASED    ACCUMULATED
                                  SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL      OFFICERS    COMPENSATION     DEFICIT
                                 ---------   ------   ---------   ------   -----------   ----------   ------------   ------------
Balance at December 31, 1996...    606,000   $1,000   1,101,000   $1,000   $ 4,026,000   $      --    $        --    $ (8,297,000)
Issuance of Common Stock.......         --       --      10,000       --        21,000          --             --              --
Net loss.......................         --       --          --       --            --          --             --      (1,011,000)
                                 ---------   ------   ---------   ------   -----------   ---------    -----------    ------------
Balance at December 31, 1997...    606,000    1,000   1,111,000    1,000     4,047,000          --             --      (9,308,000)
Issuance of Common Stock.......         --       --      95,000       --       297,000          --             --              --
Conversion of Common Stock into
  Preferred Stock..............     18,000       --    (178,000)      --            --          --             --              --
Conversion of Series A, B and C
  Preferred Stock to Series D
  Preferred Stock..............    557,000       --          --       --            --          --             --              --
Issuance of Series D
  Preferred Stock..............  5,619,000    6,000          --       --     6,592,000          --             --              --
Unearned stock-based
  compensation.................         --       --          --       --     4,166,000          --     (4,166,000)             --
Amortization of unearned stock-
  based compensation...........         --       --          --       --            --          --      1,173,000              --
Net loss.......................         --       --          --       --            --          --             --      (1,910,000)
                                 ---------   ------   ---------   ------   -----------   ---------    -----------    ------------
Balance at December 31, 1998...  6,800,000    7,000   1,028,000    1,000    15,102,000          --     (2,993,000)    (11,218,000)
Issuance of Common Stock.......         --       --      10,000       --        56,000          --             --              --
Common Stock issued for notes
  receivable from officers.....         --       --   1,572,000    2,000       187,000    (189,000)            --              --
Unearned stock-based
  compensation.................         --       --          --       --     1,610,000          --     (1,610,000)             --
Amortization of unearned stock-
  based compensation...........         --       --          --       --            --          --      1,958,000              --
Net loss.......................         --       --          --       --            --          --             --      (2,399,000)
                                 ---------   ------   ---------   ------   -----------   ---------    -----------    ------------
Balance at December 31, 1999...  6,800,000   $7,000   2,610,000   $3,000   $16,955,000   $(189,000)   $(2,645,000)   $(13,617,000)
                                 =========   ======   =========   ======   ===========   =========    ===========    ============

                                     TOTAL
                                 STOCKHOLDERS'
                                    EQUITY
                                   (DEFICIT)
                                 -------------
Balance at December 31, 1996...   $(4,269,000)
Issuance of Common Stock.......        21,000
Net loss.......................    (1,011,000)
                                  -----------
Balance at December 31, 1997...    (5,259,000)
Issuance of Common Stock.......       297,000
Conversion of Common Stock into
  Preferred Stock..............            --
Conversion of Series A, B and C
  Preferred Stock to Series D
  Preferred Stock..............            --
Issuance of Series D
  Preferred Stock..............     6,598,000
Unearned stock-based
  compensation.................            --
Amortization of unearned stock-
  based compensation...........     1,173,000
Net loss.......................    (1,910,000)
                                  -----------
Balance at December 31, 1998...       899,000
Issuance of Common Stock.......        56,000
Common Stock issued for notes
  receivable from officers.....            --
Unearned stock-based
  compensation.................            --
Amortization of unearned stock-
  based compensation...........     1,958,000
Net loss.......................    (2,399,000)
                                  -----------
Balance at December 31, 1999...   $   514,000
                                  ===========

   The accompanying notes are an integral part of these financial statements.

                                LANDACORP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1997          1998          1999
                                                              -----------   -----------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(1,011,000)  $(1,910,000)  $(2,399,000)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................      162,000       239,000       395,000
    Provision (recovery) of doubtful accounts...............       24,000       100,000        (4,000)
    Amortization of unearned stock-based compensation.......           --     1,173,000     1,958,000
    Stock issued at discount for services rendered..........           --            --        48,000
    Changes in assets and liabilities:
       Accounts receivable and costs and estimated earnings
       in excess of billing on uncompleted contracts, net...      529,000    (1,111,000)     (435,000)
       Other current assets.................................       17,000       (73,000)       14,000
       Deferred offering costs..............................           --            --      (595,000)
       Accounts payable.....................................       59,000      (296,000)      338,000
       Accrued expenses.....................................      251,000      (225,000)      971,000
       Deferred revenue and billings in excess of costs and
       estimated earnings on uncompleted contracts..........     (228,000)      211,000       181,000
       Accrued interest -- related party....................      180,000      (495,000)           --
                                                              -----------   -----------   -----------
         Net cash provided by (used in) operating
           activities.......................................      (17,000)   (2,387,000)      472,000
                                                              -----------   -----------   -----------
Cash flows from investing activities:
  Purchases of property and equipment, net..................     (167,000)     (321,000)     (785,000)
  Capitalized software development costs....................      (68,000)      (76,000)      (77,000)
                                                              -----------   -----------   -----------
         Net cash used in investing activities..............     (235,000)     (397,000)     (862,000)
                                                              -----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from long-term debt..............................       35,000            --       270,000
  Payments on bank long-term debt...........................           --            --       (36,000)
  Proceeds from stockholder notes payable...................      382,000       100,000            --
  Payments on stockholder notes payable.....................      (23,000)   (2,032,000)           --
  Proceeds from Common Stock issuances......................           --         8,000         8,000
  Proceeds from Preferred Stock issuances...................           --     6,598,000            --
                                                              -----------   -----------   -----------
         Net cash provided by financing activities..........      394,000     4,674,000       242,000
                                                              -----------   -----------   -----------
Increase (decrease) in cash and cash equivalents............      142,000     1,890,000      (148,000)
Cash and cash equivalents, beginning of period..............           --       142,000     2,032,000
                                                              -----------   -----------   -----------
Cash and cash equivalents, end of period....................  $   142,000   $ 2,032,000   $ 1,884,000
                                                              ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    21,000   $   526,000   $    13,573
                                                              ===========   ===========   ===========
  Cash paid for income taxes................................  $     1,000   $     1,000   $     1,000
                                                              ===========   ===========   ===========
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
  Bank borrowing transferred to stockholder.................  $   163,000   $        --   $        --
                                                              ===========   ===========   ===========
  Stockholder notes payable converted into Common Stock.....  $    21,000   $   289,000   $        --
                                                              ===========   ===========   ===========
  Series A, B and C Preferred Stock converted into Series D
    Preferred Stock.........................................  $        --   $ 1,291,000   $        --
                                                              ===========   ===========   ===========
  Common Stock converted into Series D Preferred Stock......  $        --   $    22,000   $        --
                                                              ===========   ===========   ===========
  Common Stock issued for notes receivable from officers....  $        --   $        --   $   189,000
                                                              ===========   ===========   ===========
  Assets acquired under capital leases......................  $        --   $        --   $   207,000
                                                              ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                LANDACORP, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. THE COMPANY

     Landacorp, Inc. (the Company), was established in 1982 for the purpose of developing health care quality and resource management systems that target cost containment and quality improvement for hospitals and managed care organizations. The Company maintains offices in Chico, California and Atlanta, Georgia and derives all of its revenues from customers in the United States.

REINCORPORATION

     In December 1999, the Company reincorporated in the State of Delaware. As a result of the reincorporation, the Company changed its name from Landa Management Systems Corporation to Landacorp, Inc., and is authorized to issue 15,000,000 shares of $0.001 par value Common Stock and 8,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ROUNDING

     Dollar amounts, except per share data, in the financial statements are rounded to the closest $1,000.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     The Company derives revenues from the installation and licensing of health care quality and resource management software systems, sales of third party software applications as part of system implementations and from the delivery of post-contract customer support, training and consulting services.

     The Company accounts for their multiple element contracts in accordance with the provision of SOP 97-2. As the Company provides significant production, modification and/or customization of the software installed, system sales revenues, including training and consulting services essential to the software system, and the associated costs are recognized using the percentage-of-completion method, using labor hours incurred relative to total estimated contract hours as the measure of progress towards completion. When the current estimates of total contract revenue and contract cost indicate a loss, the Company records a provision for the estimated loss on the contract. The allowance for contract losses totaled $100,000 and $97,000 at December 31, 1998 and 1999, respectively. Sales of software products of other vendors are recognized upon installation. Support services included in the initial licensing agreement and annual support service renewal contracts are deferred and are recognized ratably over the support period. Revenues from training and consulting not considered essential to the functionality of the software system are recognized when the Company has delivered the services in accordance with the terms of the service agreements or have no future performance obligations. Amounts billed in advance of revenue recognition are recorded as deferred revenue.

     In future periods, the Company plans to introduce a new subscription-based fee structure to payer organizations that would provide for implementation services at a fixed hourly rate and licensing of the

                                LANDACORP, INC.

installed system and post-contract customer support through a monthly subscription fee based upon the number of members maintained by the payer organization. In connection with such future arrangements, if any, that conform to the new licensing structure, the Company will recognize the fair value of the implementation services as such services are delivered and will recognize license and post-contract customer support fees on a monthly basis at the subscription rate.

     The Company has not experienced any material product returns to date. Accordingly, no provision for future product returns has been made.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company's revenues are derived from software licensing and service transactions with customers in the United States. The Company performs ongoing credit evaluations of its customers and maintains an allowance for probable credit losses based upon its historical experience.

     At December 31, 1998, three customers accounted for 12%, 11% and 10% of gross accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, respectively. At December 31, 1999, two customers accounted for 18% and 10% of gross accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, respectively.

     During the year ended December 31, 1998, one customer accounted for 10% of total revenues. During the year ended December 31, 1999, two customers accounted for 19% and 14% of total revenues, respectively. No individual customer accounted for 10% or more of total revenues during the year ended December 31, 1997.

CASH AND CASH EQUIVALENTS

     Cash equivalents include highly liquid investments with maturities of three months or less when purchased.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset, generally three to five years, or the lease term, if shorter. Depreciable lives are as follows:

Furniture and fixtures...........................      7 years
Computer equipment...............................  3 - 5 years
Leasehold improvements...........................      5 years

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows available to such assets.

SOFTWARE DEVELOPMENT COSTS

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalizes certain software development costs from the date the technological feasibility of the product is established, using the working

                                LANDACORP, INC.

model approach, through the date the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis, based on the greater amount computed by using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) straight-line amortization over the estimated product life. The Company evaluates the estimated net realizable value of capitalized costs relating to each software product on a quarterly basis and records write-downs to net realizable value for any amounts for which the net book value is in excess of net realizable value. Net realizable value is determined based upon the estimated future gross revenues from each product reduced by the estimated future costs of completing and disposing of that product. No write-downs of software development costs occurred during the years ended December 31, 1997, 1998 and 1999.

RESEARCH AND DEVELOPMENT

     Research and development costs include expenses incurred by the Company to develop and enhance its software products and are expensed as incurred.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. The Company utilizes the multiple option approach to account for all unearned stock-based compensation.

     The Company accounts for stock issued to non-employees in accordance with the provisions SFAS No. 123.

ADVERTISING EXPENSE

     Advertising costs are expensed as incurred and totaled $183,000, $152,000 and $115,000 during the years ended December 31, 1997, 1998 and 1999, respectively.

INCOME TAXES

     Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares consist of outstanding common shares subject to repurchase by the Company, the incremental number of common shares issuable upon conversion of Preferred Stock (using the if-converted method) and common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive. Net loss per share computations are in accordance with SFAS No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 98.

                                LANDACORP, INC.

     The weighted average potential common shares excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                    -----------------------------------
                                                      1997         1998         1999
                                                    ---------    ---------    ---------
Preferred Stock...................................    606,000    5,782,000    6,800,000
Common Stock subject to repurchase................         --           --      700,000
Common Stock options..............................    818,000      941,000    1,357,000
Common Stock warrants.............................         --      292,000      350,000
                                                    ---------    ---------    ---------
                                                    1,424,000    7,015,000    9,207,000
                                                    =========    =========    =========

FAIR VALUE OF FINANCIAL INFORMATION

     The Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments.

SEGMENT INFORMATION

     The Company identifies its operating segments based on business activities, management responsibility and geographical location, and reports one measure of profitability to the chief operating decision maker. During the three years ended December 31, 1999, the Company operated in a single business segment; licensing, installing and supporting computer software to customers located in the United States.

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions other than its reported net losses, that are required to be reported in comprehensive income.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company has adopted the provisions of SOP 98-1 in its fiscal year beginning January 1, 1999, and the effects of adoption did not have a material effect on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133"

                                LANDACORP, INC.

("SFAS 137"). SFAS 137 deferred the effective date until the first fiscal quarter of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in its quarter ending March 31, 2001 and does not expect such adoption to have a material effect on the Company's financial statements.

 3. BALANCE SHEET COMPONENTS

     The components of certain balance sheet captions are as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
Accounts receivable and costs and estimated earnings in
  excess of billings on uncompleted contracts, net:
  Accounts receivable.......................................  $1,291,000    $1,705,000
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     547,000       568,000
  Less: Allowance for doubtful accounts.....................     (87,000)      (85,000)
  Less: Allowance for contract losses.......................    (100,000)      (98,000)
                                                              ----------    ----------
                                                              $1,651,000    $2,090,000
                                                              ==========    ==========
Other current assets:
  Prepaid license fees......................................  $   85,000    $   54,000
  Prepaid expenses and other................................     101,000       118,000
                                                              ----------    ----------
                                                              $  186,000    $  172,000
                                                              ==========    ==========
Property and equipment, net:
  Computer equipment........................................  $  870,000    $1,437,000
  Furniture and fixtures....................................     140,000       431,000
  Leasehold improvements....................................      48,000       120,000
                                                              ----------    ----------
                                                               1,058,000     1,988,000
  Less: accumulated depreciation............................    (706,000)     (931,000)
                                                              ----------    ----------
                                                              $  352,000    $1,057,000
                                                              ==========    ==========
Capitalized software, net:
  Capitalized software......................................  $  284,000    $  361,000
  Less: accumulated amortization............................    (192,000)     (300,000)
                                                              ----------    ----------
                                                              $   92,000    $   61,000
                                                              ==========    ==========
Accrued expenses:
  Payroll related...........................................  $  733,000    $1,199,000
  Other.....................................................     100,000       605,000
                                                              ----------    ----------
                                                              $  833,000    $1,804,000
                                                              ==========    ==========
Deferred revenue and billings in excess of costs and
  estimated earnings on uncompleted contracts:
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................  $1,235,000    $1,029,000
  Deferred support revenue..................................   1,167,000     1,507,000
  Other deferred revenue....................................      54,000       101,000
                                                              ----------    ----------
                                                              $2,456,000    $2,637,000
                                                              ==========    ==========

                                LANDACORP, INC.

 4. RELATED PARTY TRANSACTIONS

     At December 31, 1997, the Company had notes payable to certain stockholders totaling $2,221,000, which accrued interest at an annual rate of 12%. Interest expense recognized on stockholder notes totaled $180,000 and $31,000 for the years ended December 31, 1997 and 1998, respectively. In March 1998, these stockholder notes payable and related accrued interest totaling $2,558,000 were repaid using proceeds from the Series D Preferred Stock issuance (See Note 7).

     During the year ended December 31, 1998, stockholders converted notes payable totaling $289,000 as payment for the exercise of 91,000 vested options.

     At December 31, 1999, the Company held full recourse notes receivable from officers related to their purchases of Common Stock in the amount of $189,000. The notes accrue interest at 6% per annum, are collateralized by all shares of the Company's Common Stock purchased by these individuals and are due and payable in 2006 or immediately in the event of termination.

 5. INCOME TAXES

     No current provision or benefit for federal or state income taxes has been recorded for the years ended December 31, 1997, 1998 and 1999, as the Company has incurred net operating losses and has no carryback potential.

     At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $7,109,000 and $1,842,000, respectively, available to reduce future taxable income. Utilization of such carryforwards may be limited in certain circumstances including, but not limited to, cumulative stock ownership changes of more than 50 percent over a three-year period and expire at varying amounts during the period from 1999 through 2013. The Company believes that there were cumulative changes of ownership of greater than 50 percent in February 1998. Accordingly, the amount of loss carryforwards that can be utilized to reduce future taxable income for federal and state income tax purposes will be limited. The amount of the limitation has not yet been calculated.

     Net deferred tax assets are composed of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1999
                                                            -----------    -----------
Net operating loss carryforward...........................  $ 2,228,000    $ 2,524,000
Depreciation and amortization.............................      629,000        375,000
Research and development credits..........................      210,000        210,000
Allowance for doubtful accounts...........................       35,000         34,000
Allowance for contract losses.............................       40,000         39,000
Other.....................................................       40,000        123,000
                                                            -----------    -----------
Gross deferred tax assets.................................    3,182,000      3,305,000
Less: Valuation allowance.................................   (3,182,000)    (3,305,000)
                                                            -----------    -----------
Net deferred tax assets...................................  $        --    $        --
                                                            ===========    ===========

     Based on a number of factors, including the lack of a history of profits and net operating loss carryforward limitations due to changes in ownership, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

                                LANDACORP, INC.

 6. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases its facilities and certain furniture and equipment under noncancelable operating and capital leases which expire at various times through 2005. The capital lease is payable in monthly installments of $4,000 through October 2004. Future minimum lease payments at December 31, 1999, are as follows:

                                                              CAPITAL     OPERATING
                  YEAR ENDING DECEMBER 31,                     LEASES       LEASES
                  ------------------------                    --------    ----------
  2000......................................................  $ 48,000    $  258,000
  2001......................................................    48,000       218,000
  2002......................................................    48,000       167,000
  2003......................................................    48,000       157,000
  2004......................................................    39,000       145,000
Thereafter..................................................        --        96,000
                                                              --------    ----------
Total minimum lease payments................................   231,000    $1,041,000
                                                                          ==========
Less: amount representing interest, at 5.7%.................   (30,000)
                                                              --------
Present value of capital lease payments.....................   201,000
Less: current portion.......................................   (37,000)
                                                              --------
                                                              $164,000
                                                              ========

     Rent expense under noncancelable operating leases totaled $208,000, $139,000 and $253,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

LINE OF CREDIT AGREEMENT

     In February 1999, the Company obtained a line of credit that allows maximum borrowings of $2 million. The Company is allowed to designate up to $300,000 of the maximum borrowings as a term note to finance purchases. Advances on the line of credit are collateralized by all tangible and intangible personal property of the Company, accrue interest at prime and are due in March 2000. At December 31, 1999, the Company had no outstanding borrowings under the line of credit agreement, $55,000 in issued letters of credit, and $240,000 on the term note. The interest rate for borrowings under the term note is the Bank's prime rate plus 1%, 9.5% at December 31, 1999. There are various restrictive covenants under the line of credit and term note, one of which the Company was not in compliance with at December 31, 1999. In January 2000, the Company obtained waivers for all financial covenants through March 31, 2000, the expiration date of the line of credit and term note.

SHAREHOLDER BONUS

     In February 1998, the Company entered into an agreement with a shareholder whereby the Company would pay a bonus of $335,000 to the shareholder upon the successful completion of an initial public offering. As discussed in Note 11, the Company completed its initial public offering in February 2000. Accordingly, the Company paid the $335,000 to the shareholder and recorded such amount as an operating expense during February 2000.

SHAREHOLDER SETTLEMENT

     In December 1999, an investment Corporation (the Corporation), a shareholder of the Company, alleged that the Company had agreed to merge with the Corporation in a manner that would provide tax benefits to the Corporation. The Company denies the allegation, but in the interest of avoiding professional costs, the Company, on December 6, 1999 entered into a settlement agreement with the Corporation. The agreement

                                LANDACORP, INC.

specifies that upon the Corporation's liquidation, the Corporation will distribute its Landacorp shares to the Corporation's shareholders and the Company will pay a portion of the Corporation's corporate income taxes related to such liquidation, up to $115,000. The Company has recorded $140,000, the estimated settlement plus related professional fees, as a general and administrative expense in December 1999.

 7. PREFERRED STOCK

     As of December 31, 1999, the Company's Articles of Incorporation, as amended, authorized the Company to issue 8,000,000 shares of Preferred Stock, of which 6,800,000 shares, designated as Series D Preferred Stock, were issued and outstanding at December 31, 1998 and 1999, and the remaining 1,200,000 were undesignated. At December 31, 1999, the gross proceeds and liquidation preference related to the Preferred Stock amounted to $8,513,000 and $8,160,000, respectively. As discussed in Note 11, in February 2000, the Company completed its initial public offering, and in conjunction with such offering all Preferred Stock was converted into common stock on a one-for-one basis.

RECAPITALIZATION IN 1998

     At December 31, 1997, the Company had 606,000 outstanding shares of Series A, B and C Preferred Stock. During 1998, these shares were converted to a total of 1,163,000 shares of Series D Preferred Stock. In addition, the Company issued 5,619,000 shares of Series D Preferred Stock to new investors for approximately $1.20 per share. Offering costs of $145,000 were recorded as an offset to the gross proceeds from the sale of Series D Preferred Stock.

     Additionally, certain stockholders converted 178,000 shares of Common Stock into 18,000 shares of Series D Preferred Stock using a conversion ratio of approximately 0.10 shares of Series D Preferred Stock issued for each share of Common Stock converted.

 8. COMMON STOCK

     The Company's Articles of Incorporation, as amended, authorized the Company to issue 15,000,000 shares of Common Stock of which 2,612,000 were outstanding shares at December 31, 1999.

COMMON STOCK WARRANTS

     In conjunction with certain Preferred Stock issuances, the Company issued warrants to two stockholders for the rights to purchase 100,000 and 250,000 shares, respectively, of Common Stock at a price of $1.20 per share. The warrants were fully vested and exercisable on the date of grant and expire on the earlier of February 2003, or the closing of an initial public offering by the Company. These warrants were accounted for in accordance with SFAS No. 123, and the fair value of warrants, determined using the Black-Scholes option pricing model, was immaterial at the date of issuance. As discussed in Note 11, these warrants were exercised subsequent to December 31, 1999 in connection with the Company's initial public offering.

RESTRICTED COMMON STOCK

     In March and May 1999, certain officers exercised, in exchange for full recourse notes payable to the Company, stock options to purchase 1,572,284 shares of the Company's Common Stock at a price of $0.12 per share (See Note 4). Under the terms of the stock purchase agreements, the Company has the right to repurchase the unvested shares of Common Stock at the original issue price in the event the officers cease to be employees of the Company. The repurchase rights lapse ratably over 48 months from the original grant date of the options. At December 31, 1999, 973,336 shares of Common Stock were subject to repurchase rights.

                                LANDACORP, INC.

 9. STOCK OPTION PLANS

     The Company has two stock option plans, the 1995 Stock Option Plan (1995
Plan) and the 1998 Equity Incentive Plan (1998 Plan), which provide for the granting of incentive stock option awards to employees of the Company. Under the two plans, options must be issued at prices not less than 100 percent of the estimated fair value of the stock on the date of grant and are exercisable for periods not exceeding ten years from the date of grant. Options granted to stockholders who own greater than 10 percent of the outstanding stock at the time of grant are exercisable for periods not exceeding five years from the date of grant and must be issued at prices not less than 110 percent of the estimated fair value at the date of grant. Options granted under the 1995 Plan vest in 25 percent increments 9, 15, 21 and 27 months after the date of grant. The vesting provisions of individual options granted to employees under the 1998 Plan may vary at the discretion of the Board of Directors, but must vest at a rate of at least 20 percent per year over five years from the grant date. Options granted to officers and directors under the 1998 Plan vest over periods determined by the Board of Directors. Options granted in 1998 to officers and directors were immediately exercisable. As discussed in Note 8, the immediately exercisable options to purchase 1,572,284 shares of the Company's Common Stock granted in 1998 were exercised by certain officers during 1999 and are subject to repurchase by the Company. In July 1999, certain directors of the Company were granted options to purchase 50,000 shares of the Company's Common Stock. These options were immediately exercisable and are also subject to the same restriction described in Note 8.

     The following table summarizes the status of the Company's stock option plans as of and for the years ended December 31, 1997, 1998 and 1999:

                                                           YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------------
                                            1997                   1998                     1999
                                     -------------------   ---------------------   ----------------------
                                               WEIGHTED-               WEIGHTED-                WEIGHTED-
                                                AVERAGE                 AVERAGE                  AVERAGE
                                               EXERCISE                EXERCISE                 EXERCISE
                                     SHARES      PRICE      SHARES       PRICE       SHARES       PRICE
                                     -------   ---------   ---------   ---------   ----------   ---------
Outstanding, beginning of year.....  609,048     $2.85       900,298     $2.54      2,253,947     $0.71
  Granted above fair value.........  379,500      1.95            --        --             --        --
  Granted below fair value.........       --        --     1,750,349      0.12        310,100      1.52
  Exercised........................  (10,000)     2.09       (95,000)     3.13     (1,572,284)     0.12
  Forfeited........................  (78,250)     2.13        (6,700)     1.90         (9,800)     0.15
  Expired..........................       --        --      (295,000)     1.99        (70,848)     8.00
                                     -------               ---------               ----------
Outstanding at period end..........  900,298      2.54     2,253,947      0.71        911,115      1.44
                                     =======               =========               ==========
Options exercisable at period
  end..............................  602,298      2.84     2,005,132      0.72        556,722      1.49
                                     =======               =========               ==========
Weighted-average fair value of
  options granted below fair value
  during the period................              $  --                   $2.40                    $5.57
                                                 =====                   =====                    =====

     As of December 31, 1997, 1998 and 1999, 465,167, 588,802 and 359,350 shares of Common Stock were reserved for future issuance, respectively.

                                LANDACORP, INC.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                         WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
            NUMBER OF       REMAINING        NUMBER OF       REMAINING
EXERCISE     SHARES      CONTRACTUAL LIFE     SHARES      CONTRACTUAL LIFE
 PRICES    OUTSTANDING       IN YEARS       EXERCISABLE       IN YEARS
--------   -----------   ----------------   -----------   ----------------
 $0.12       168,565            8.8            73,972           8.8
  0.50        28,000            9.5                --            --
  1.00       251,800            9.6            50,000           9.6
  1.90       432,750            5.0           432,750           5.0
  6.80        30,000           10.0                --            --
             -------           ----           -------           ---
             911,115            7.3           556,722           5.9
             =======           ====           =======           ===

FAIR VALUE DISCLOSURES

     The Company calculated the fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1997      1998      1999
                                                              -----     -----     -----
Risk-free interest rates....................................   6.3%      5.8%      6.1%
Expected lives (in years)...................................   5.0       5.0       5.0
Dividend yield..............................................   0.0%      0.0%      0.0%
Expected volatility.........................................   0.1%      0.1%      0.1%

     Had compensation cost for the Company's stock-based compensation plans been determined based on the minimum value method prescribed by SFAS No. 123, the Company's net pro forma loss would have been as follows:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1997           1998           1999
                                              -----------    -----------    -----------
Net loss:
  As reported...............................  $(1,011,000)   $(1,910,000)   $(2,399,000)
  Pro forma.................................  $(1,011,000)   $(1,912,000)   $(2,478,000)
Basic and diluted net loss per share:
  As reported...............................  $     (0.91)   $     (1.84)   $     (1.86)
  Pro forma.................................  $     (0.91)   $     (1.84)   $     (1.92)

     Because the determination of the fair value of all options granted after the Company becomes a public entity will include an expected volatility factor in addition to the factors described above and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effect of option grants on reported net loss for future years.

UNEARNED STOCK-BASED COMPENSATION

     In connection with certain stock option grants and common stock issuances during the years ended December 31, 1998 and 1999, the Company recognized unearned compensation totaling $4,166,000 and $1,610,000 respectively, which is being amortized over the vesting periods or as the Company's repurchase rights lapse (see Note 8), as applicable, using the multiple option approach prescribed by SFAS No. 123.

                                LANDACORP, INC.

Amortization expense recognized during the year ended December 31, 1998 and 1999, totaled $1,173,000 and $1,958,000,respectively, and has been allocated to operating expenses as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
Cost of system sales revenue................................  $   86,000    $  190,000
Cost of support sales revenue...............................       3,000        14,000
Sales and marketing expense.................................     287,000       419,000
Research and development expense............................      17,000       164,000
General and administrative expense..........................     780,000     1,171,000
                                                              ----------    ----------
          Total amortization of unearned stock-based
            compensation....................................  $1,173,000    $1,958,000
                                                              ==========    ==========

     Additionally, compensation expense of $48,000 was recorded during 1999 for stock sold at a discount to a third party consultant for services provided, and is included in general and administrative expense.

10. EMPLOYEE BENEFIT PLANS

401(K) PROFIT SHARING PLAN

     All full-time employees who are at least 21 years old and have completed 90 days of service are eligible to participate in the Company's 401(k) Profit Sharing Plan. Participants may elect to contribute up to 15% of their taxable compensation or of the statutorily prescribed limit, whichever is lower, to the Plan. The Company contributes matching funds of up to 25% of employee contributions, subject to a cap of $900 per employee. The Company's contributions totaled $11,000, $18,000 and $32,000 during the years ended December 31, 1997, 1998, and 1999, respectively.

STOCK PURCHASE PLAN

     In December 1999, the Company adopted an employee stock purchase plan. Under the plan, eligible employees may purchase common stock through payroll deductions of up to 15% of the participants' compensation. The price per share is the lower of 85% of the market price at the beginning or end of the offering period. The first offering period commenced on February 9, 2000, the first trading date after the Company's initial public offering (Note 11). The plan provides for purchases by employees of up to an aggregate of 560,000 shares through 2009.

11. SUBSEQUENT EVENTS

ASSET ACQUISITION

     On January 31, 2000, the Company acquired the net assets of Interactive Healthcare Division (IHD) of High Technology Solutions, Inc. (HTS). The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon preliminary valuations and other available information.

     Of the total purchase price of $1,268,000, the Company assumed liabilities of $18,000 and paid $250,000 at closing, with the remaining balance to be paid in four quarterly installments commencing April 2000. Of the purchase price of $1,250,000 plus $18,000 of assumed liabilities, approximately $63,000 has been allocated to property and equipment, and the remainder has been allocated to intangible assets, including intellectual property ($165,000), work force ($160,000), and goodwill ($880,000). The acquired intangible assets will be amortized over their estimated useful lives of twenty-four to thirty-six months.

                                LANDACORP, INC.

     In connection with the acquisition of IHD, certain employees of IHD were granted options to purchase 68,750 shares of the Company's common stock at an exercise price of $3.00 per share and 88,750 shares of the Company's common stock at an exercise price of $8.50 per share, which was below the fair market value of the Company's common stock on the date of grant. Accordingly, the Company recognized unearned compensation of $427,000 during January 2000. The unearned compensation will be amortized over the vesting period of the options, which is over 4 years.

INITIAL PUBLIC OFFERING

     On February 14, 2000, the Company completed its initial public offering of 3,500,000 shares of common stock. In addition, 525,000 shares (375,000 shares sold by the Company and 150,000 shares sold by existing shareholders) were sold pursuant to the exercise of the underwriters' over-allotment option. Net proceeds to the Company after commissions and offering related expenses, were approximately $35 million.

     In conjunction with the offering, 6,800,000 shares of Preferred Stock were converted into Common stock on a one-for-one basis. Additionally, the holders of warrants to purchase 350,000 shares of Common stock (see Note 8) exercised the warrants in a cashless exercise resulting in a net issuance of 308,000 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART II

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers -- See the section entitled "Executive Officers" in
         Part I, Item 1 hereof.

     (b) The following table sets forth information with respect to our executive officers and directors as of December 31, 1999.

            NAME                AGE                               POSITION
            ----                ---                               --------
Eugene Santa Cattarina......    52     President, Chief Executive Officer and Director
Stephen Kay.................    38     Chief Operating Officer and Chief Financial Officer
Bryan Lang..................    41     Chief Technology Officer, Chief Marketing Officer and Director
David Brown.................    44     Senior Vice President, Sales
Marlene McCurdy.............    46     Senior Vice President, Client Services
Thomas Stephenson...........    57     Chairman of the Board of Directors
Howard Cox..................    55     Director
Jason Rosenbluth, MD........    42     Director
Jerome Grossman, MD.........    60     Director

     Eugene Santa Catarina, President and Chief Executive Officer and Director, came to Landacorp in July 1998, after serving since 1996 as President and Chief Executive Officer of Medicode, Inc., a leading healthcare information technology company that was recently acquired by United Healthcare Corporation. From 1986 to 1993, Mr. Santa Cattarina served in a number of leadership positions with TDS Healthcare Systems Corporation, a healthcare software systems company, including President and Chief Operating Officer. Following the acquisition of TDS Healthcare Systems Corporation by ALLTEL Corporation in 1993, Mr. Santa Cattarina continued as President and Chief Operating Officer of TDS Healthcare Systems Corporation until 1994, and as Executive Vice President of ALLTEL Information Services -- Healthcare Division from 1994 to 1995. From 1967 to 1986, he held various positions with Technicon Corporation, a clinical laboratory automation company, including President, Domestic Division.

     Stephen Kay, Chief Operating Officer and Chief Financial Officer, has been involved with Landacorp since 1992, initially as the Director of Finance of Landacorp UK Ltd. In early 1995, Mr. Kay was promoted to Chief Operating Officer of Landacorp. He is currently Chief Operating Officer and Chief Financial Officer of Landacorp and is responsible for overseeing finance and operations. He has worked in a consultative capacity in the structuring of contracts, implementation, and deployment plans of healthcare information systems for hospitals, integrated delivery networks, managed care organizations, and insurance companies, as well as for the United Kingdom's National Health Service. Mr. Kay is a member of The Institute of Chartered Accountants in England and Wales. He received his training at Touche Ross (now Deloitte Touche) in London, England.

     Bryan Lang, Chief Technology Officer and Chief Marketing Officer and Director, is the founder of Landacorp. Mr. Lang served as Chief Executive Officer of Landacorp from 1993 to 1996, has served as Chief Technology Officer since 1998, and as Chief Marketing Officer since January 1999. Mr. Lang has been a consultant and automated systems designer for fifteen years during which time he has worked extensively with healthcare industry projects in the United States, the United Kingdom, Canada, Saudi Arabia and Australia. As a specialist in healthcare process optimization, information systems and resource management, his efforts include work with hundreds of hospitals, health maintenance organizations, ambulatory care services, private physician practices and the U.S. and Saudi armed forces.

     David Brown, Senior Vice President, Sales, joined Landacorp in July 1998. From 1997 to 1998, he was Vice President-Sales for HBO & Company's (now McKesson/HBOC) provider and payer solutions. From 1985 to 1997, Mr. Brown served in a number of sales and sales executive positions including Regional Sales Director/Vice President-Sales for Eclipsys Corporation (formerly ALLTEL Information Services-Healthcare Division, TDS Healthcare Systems Corporation and Technicon Data Systems). From 1983 to 1985, Mr. Brown was Regional Sales Director for Compucare, a provider of mainframe- and minicomputer-based software and services to hospitals. Mr. Brown began his career in healthcare with Technicon in 1980 as a Hospital Consultant and then moved into the position of Sales Representative.

     Marlene McCurdy, Senior Vice President, Client Services, joined Landacorp in July 1996 after serving as Director, Implementation Strategy/Research & Development for Eclipsys Corporation since 1995. From 1990 to 1995, Ms. McCurdy held a number of implementation and technical support positions for TDS Healthcare Systems Corporation and ALLTEL Information Services -- Healthcare Division, including Director, Implementation Services.

     Thomas Stephenson, Director and Chairman of the Board, has been a director of Landacorp since February 1998. He has been a general partner and managing member of Sequoia Capital General Funds since 1988. Prior thereto, Mr. Stephenson was President of Fidelity Venture Associates, the venture capital subsidiary of Fidelity Investments. Mr. Stephenson is a director of Chapters Online and a number of private companies. Mr. Stephenson received his BA and MBA from Harvard University, and a law degree from Boston College Law School.

     Howard Cox, Director, has served as a director of Landacorp since February 1998. He is a General Partner of Greylock, a national venture capital firm headquartered in Boston, with which he has been associated for 28 years. Mr. Cox is a Director of Stryker Corporation in Michigan and numerous other private companies. Prior to joining Greylock, Mr. Cox served in the Office of the Secretary of Defense.

     Jason Rosenbluth, MD, Director, has served as a director of Landacorp since February 1998. Dr. Rosenbluth is a Managing Director of Bedrock Capital Partners, a venture capital firm which he co-founded in 1997. From 1993 to 1997, Dr. Rosenbluth was a healthcare securities analyst and managing director of Volpe Brown Whelan & Company, an investment banking firm. Dr. Rosenbluth currently serves as a director of a number of privately-held technology companies. Dr. Rosenbluth holds an MD from Cornell University Medical College and an MBA from the Wharton School of the University of Pennsylvania.

     Jerome Grossman, MD, Director, has been a director of Landacorp since May 1998. Dr. Grossman is currently chairman and Chief Executive Officer of a newly formed company, Lion Gate Management Corporation. From 1995 to early 1999, he was Chief Executive Officer of Health Quality Inc. He is chairman emeritus of New England Medical Center, Inc. Dr. Grossman has been a founder of several healthcare companies, and has held teaching, research, and medical positions at Tufts University School of Medicine, Massachusetts General Hospital and Harvard Medical School. Dr. Grossman serves as Trustee/Director of several corporations and institutions, including Wellesley College, Stryker Corporation, Arthur D. Little, Inc. and Stryker Corp. He served on the Board of the Federal Reserve Bank of Boston from 1990 to 1997 and was its Chairman from 1994 to 1997.

BOARD COMPOSITION

     Landacorp's board of directors is currently comprised of six members. Four of our directors, Thomas Stephenson, Howard Cox, Jason Rosenbluth, MD and Jerome Grossman, MD, are not employees of Landacorp.

BOARD COMMITTEES

     Audit Committee. The audit committee of the board of directors is comprised of Thomas Stephenson, Howard Cox, Jason Rosenbluth, MD and Jerome Grossman, MD. Jason Rosenbluth is the chairman of the audit committee.

     Compensation Committee. The compensation committee of the board of directors is comprised of Thomas Stephenson, Howard Cox, Jason Rosenbluth, MD and Jerome Grossman, MD. Howard Cox is the chairman of the compensation committee.

ITEM 11. EXECUTIVE COMPENSATION

     The following table contains information in summary form concerning the compensation paid to our chief executive officer and each of our most highly compensated executive offices whose total salary, bonus and other compensation exceeded $100,000 during the year ended December 31, 1999. In accordance with the rules of the Securities Exchange Commission, the compensation described in this table does not include perquisites and other personal benefits received by the executive officers named in the table below which did not exceed the lesser of $50,000 or 10% of the total salary or bonus reported for those officers.

                           SUMMARY COMPENSATION TABLE

                                                                 SECURITIES
                                                                 UNDERLYING    ALL OTHER     2000 ANNUAL
       NAME AND PRINCIPAL POSITION          SALARY     BONUS      OPTIONS     COMPENSATION    SALARY(1)
       ---------------------------         --------   --------   ----------   ------------   -----------
Eugene Santa Cattarina...................  $250,000   $109,037         --         --          $268,750
  President and Chief Executive Officer
Stephen Kay..............................   175,200     65,422         --         --           188,340
  Chief Operating Officer and
  Chief Financial Officer
Bryan Lang...............................   175,200     51,592     50,000         --           188,340
  Chief Technology Officer and
  Chief Marketing Officer
David Brown..............................   150,000     68,790         --         --           161,250
  Senior Vice President, Sales
Marlene McCurdy..........................   120,000     34,669         --         --           140,000
  Senior Vice President, Client Services

---------------
(1) Figures are based on annualized salary, excluding bonus, if any.

OPTION GRANTS

     The following table provides certain information regarding options granted by Landacorp to the named executive officers during the fiscal year ended December 31, 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE VALUE
                                                PERCENT OF                                AT ASSUMED ANNUAL RATES
                                  NUMBER OF    TOTAL OPTIONS                                  OF STOCK PRICE
                                  SECURITIES    GRANTED TO                                   APPRECIATION FOR
                                  UNDERLYING     EMPLOYEES     EXERCISE                         OPTION TERM
                        DATE OF    OPTIONS        DURING         PRICE     EXPIRATION   ---------------------------
        NAME             GRANT     GRANTED        PERIOD       ($/SHARE)      DATE          5%             10%
        ----           ---------  ----------   -------------   ---------   ----------   -----------   -------------
Bryan Lang...........  July 1999    50,000         17.85%        $1.00     July 2009     $764,500      $1,247,000

OPTION EXERCISES AND YEAR END OPTION VALUES

     The following table provides certain information with respect to options exercised by named executive officers during the fiscal year ended December 31, 1999 and the value of unexercised options held by named executive officers as of December 31, 1999.

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                                               NUMBER OF SHARES
                                                            UNDERLYING UNEXERCISED               VALUE OF
                              NUMBER OF                        OPTIONS AT FISCAL           UNEXERCISED OPTIONS
                           SHARES ACQUIRED      VALUE            YEAR END 1999          AT FISCAL YEAR END 1999(2)
          NAME               ON EXERCISE     REALIZED(1)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(5)
          ----             ---------------   -----------   -------------------------   ----------------------------
Eugene Cattarina.........      605,550       $2,859,703              -- / --                        -- / --
Stephen Kay..............      300,000        1,065,000              -- / --                        -- / --
Bryan Lang...............      195,000          920,400          -- / 50,000                   -- / $450,000
David Brown..............      151,041          536,196              -- / --                        -- / --
Marlene McCurdy..........      100,694          357,464              -- / --                        -- / --

---------------
(1) For purposes of this calculation, value is based upon the difference between the fair market value of the securities at the time of exercise, and the exercise price. We based the calculation of the fair market value price at the time of exercise on the Black-Scholes valuation used for calculation of the cheap stock compensation, as set forth in Note 8 -- Fair Value Disclosures -- to the Financial Statements included herewith.

(2) For purposes of this calculation, value is based upon the difference between the fair market value of the securities at the fiscal year ended December 31, 1999, and the exercise price. We based the calculation of the fair market value price at the end of fiscal year ended December 31, 1999 on the price per share of this offering.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The number and percentage of shares beneficially owned are based on 9,717,851 shares of common stock outstanding as of December 31, 1999, assuming the conversion of all outstanding preferred stock and the exercise of all outstanding warrants. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of December 31, 1999 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The number of shares of common stock outstanding after the initial public offering includes shares of common stock offered and includes the shares that were subject to the underwriters' over-allotment option. Unless otherwise indicated, the address for each listed stockholder is the same as Landacorp's.

                                                                              PERCENTAGE OF SHARES
                                                               NUMBER OF       BENEFICIALLY OWNED
                                                                 SHARES       --------------------
                                                              BENEFICIALLY     BEFORE      AFTER
                  NAME OF BENEFICIAL OWNER                       OWNED        OFFERING    OFFERING
                  ------------------------                    ------------    --------    --------
Entities affiliated with Bedrock Capital Partners I,
  LP(1).....................................................   1,750,000        18.0%       13.2%
  One Boston Place, Suite 3310
  Boston, MA 02108
Greylock IX Limited Partnership.............................   2,500,000        25.7        18.9
  One Federal Street
  Boston, MA 02110
Sequoia Capital VII(2)......................................   2,500,000        25.7        18.9
  3000 Sandhill Road, Building 4, Suite 780
  Menlo Park, CA 94025
Eugene Santa Cattarina......................................     847,217         8.7         6.4
Bryan Lang(3)...............................................     626,307         6.4         4.7
Gilbert Lang(4).............................................     178,077         1.8         1.3
Beulah Lang(5)..............................................     178,077         1.8         1.3
Jason Rosenbluth, M.D.(6)...................................   1,750,000        18.0        13.2
  One Maritime Plaza, 5th Floor
  San Francisco, CA 94111
Howard Cox(7)...............................................   2,500,000        25.7        18.9
  One Federal Street
  Boston, MA 02110
Thomas Stephenson(8)........................................   2,500,000        25.7        18.9
  3000 Sandhill Road, Building 4, Suite 780
  Menlo Park, CA 94025
Jerome Grossman, M.D.(9)....................................      33,565          --          --
  72 Spooner Road
  Chestnut Hill, MA 02617
Stephen Kay.................................................     300,000         3.1         2.3
David Brown.................................................     151,041         1.6         1.1
Marlene McCurdy.............................................     100,694         1.0          --

All directors and executive officers as a group (9 persons)(10).     8,808,824        90.7    %   66.6

---------------
  *  Less than 1% of the outstanding shares of common stock.

 (1) Includes 1,575,000 shares held by Bedrock Capital Partners I, LP, 87,500 shares held by Credit Suisse First Boston Bedrock Fund, L.P., 6,260 shares held by Chris Paul, 6,250 shares held by Theodore Ridgeway, and 75,000 shares held by the VBW Employee Bedrock Fund, L.P. Bedrock General Partner I, LLC is a general partner of Bedrock Capital Partners I, L.P. and of VBW Employee Bedrock Fund, L.P.

 (2) Includes 2,287,000 shares held by Sequoia Capital VII, 100,000 shares held by Sequoia Technology Partners VII, 46,4000 shares held by SQP 1997, 26,100 shares held by Sequoia 1997 and 40,000 shares held by Sequoia International Partners, SC VII-A Management Company LLC is a general partner of Sequoia Capital VII, Sequoia Technical Partners VII and Sequoia International Partners.

 (3) In February 2000 the underwriters exercised their over-allotment option and Bryan Lang sold 62,000 shares of common stock. The percentage of shares beneficially owned by Mr. Lang after this sale was 4.2%.

 (4) Includes warrants to purchase 100,000 shares of common stock held jointly with his spouse, Beulah Lang. Gilbert and Beulah Lang are Bryan Lang's parents. Gilbert and Beulah Lang exercised the warrants on a cashless basis immediately prior to completion of our initial public offering, resulting in a net issuance of 88,000 shares of common stock. In February 2000 the underwriters exercised their over-allotment option and Gilbert and Beulah Lang sold 88,000 shares in this initial public offering. The percentage of shares beneficially owned by them after the offering is less than 1% of the outstanding shares of common stock.

 (5) Includes 78,077 shares of common stock owned by her spouse, Gilbert Lang, and warrants to purchase 100,000 shares of common stock held jointly with him. Gilbert and Beulah Lang are Bryan Lang's parents. Gilbert and Beulah Lang exercised the warrants on a cashless basis immediately prior to completion of the offering, resulting in a net issuance of 88,000 shares of common stock. In February 2000 the underwriters exercised their over-allotment option and Gilbert and Beulah Lang sold 88,000 shares in the offering. The percentage of shares beneficially owned by them after the offering is less than 1% of the outstanding shares of common stock.

 (6) Includes 1,750,000 shares held by Bedrock Capital Partners I, LP and its affiliates, as listed in note 1 above. Dr. Rosenbluth is a co-founder and managing partner of Bedrock General Partner I, LLC, the general partner of Bedrock Capital Partners I, LP and of VBW Employee Bedrock Fund, LP. Dr. Rosenbluth disclaims beneficial ownership of the shares held by the entities or persons listed in note 1 above, except to the extent of his direct pecuniary interest in the shares. Bedrock General Partner I, LLC has voting and disposition power over the shares underlying the options held by Dr. Rosenbluth.

 (7) Includes 2,500,000 shares held by Greylock IX Limited Partnership. Mr. Cox is a general partner of Greylock IX GP Limited Partnership, which is a general partner of Greylock IX Limited Partnership. Mr. Cox disclaims beneficial ownership of the shares held by Greylock IX Limited Partnership, except to the extent of this direct pecuniary interest in the shares.

 (8) Includes 2,500,000 shares held by Sequoia Capital VII and its affiliates, as listed in note 2 above. Mr. Stephenson is a managing member of SC VII-A Management Company LLC, the general partner of Sequoia Capital VII, Sequoia Technology Partners VII and Sequoia International Partners. Mr. Stephenson disclaims beneficial ownership of the shares held by the entities listed in note 2 above, except to the extent of his direct pecuniary interest in the shares.

 (9) Includes 33,565 shares of common stock issuable upon the exercise of options exercisable within sixty days of December 31, 1999.

(10) Includes 33,565 shares of common stock issuable upon the exercise of options exercisable within sixty days of December 31, 1999. Includes 1,750,000 shares held by Bedrock Capital Partners I, LP and its affiliates, as listed in notes 1 and 6 above, 2,500,000 shares held by Greylock IX Limited Partnership, as listed in note 7 above, and 2,500,000 shares held by Sequoia Capital VII and its affiliates, as listed in notes 2 and 8 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Series D Preferred Stock Financing

     In February 1998, we amended our articles of incorporation to authorize the issuance of 6,800,000 shares of Series D Preferred Stock ("Series D Preferred Stock"), to designate the Series D Preferred Stock and to provide the holders thereof with certain rights, privileges and preferences, including certain liquidation and dividend preferences. In addition, we entered into an Investors' Rights Agreement with each holder of Series D Preferred Stock pursuant to which Landacorp granted the holders of Series D Preferred Stock "piggy-back" registration rights with respect to certain registrations of our securities pursuant to the Securities Act. See "Description of Capital Stock."

     Immediately following the authorization, we converted all 41,000 shares of Series A Preferred Stock then outstanding into shares of Series D Preferred Stock, on a one-for-one basis, and all 115,000 shares of Series B Preferred Stock and 450,000 shares of Series C Preferred Stock then outstanding into 1,122,000 shares of Series D Preferred Stock, using a ratio of 1.9833 shares of Series D Preferred Stock for each share of Series B and Series C Preferred Stock. In February 1998, following these conversions, the holders of the converted Series D Preferred Stock sold all their shares to new investors, for $1.20 per share. At the same time we sold an additional 5,619,000 shares of Series D Preferred Stock to the new investors.

     The following directors and beneficial owners of more than five percent of our outstanding capital stock acquired beneficial ownership of Series D Preferred Stock in this private placement as follows:

                                                              NUMBER OF
                 DIRECTORS/5% STOCKHOLDERS                     SHARES
                 -------------------------                    ---------
Bedrock Capital Partners I, LP(1)...........................  1,750,000
Greylock IX Limited Partnership.............................  2,500,000
Sequoia Capital VII(2)......................................  2,500,000
Eugene Santa Cattarina......................................     41,667
Jason Rosenbluth(3).........................................  1,750,000
Howard Cox(4)...............................................  2,500,000
Thomas Stephenson(5)........................................  2,500,000

---------------
(1) Includes 1,575,000 shares held by Bedrock Capital Partners I, LP, 87,500 shares held by Credit Suisse First Boston Bedrock Fund, LP, 6,250 shares held by Chris Paul, 6,250 shares held by Theodore Ridgeway and 75,000 shares held by the VBW Employee Bedrock Fund, LP. Bedrock General Partner I, LLC is a general partner of Bedrock Capital Partners I, LP and of VBW Employee Bedrock Fund, LP.

(2) Includes 2,287,500 shares held by Sequoia Capital VII, 100,000 shares held by Sequoia Technology Partners VII, 46,400 shares held by SQP 1997, 26,100 shares held by Sequoia 1997 LLC and 40,000 shares held by Sequoia International Partners. SC VII-A Management Company LLC is a general partner of Sequoia Capital VII, Sequoia Technical Partners VII and Sequoia International Partners.

(3) Includes 1,750,000 shares held by Bedrock Capital Partners I, LP and its affiliates, as listed in note 1 above. Dr. Rosenbluth is a co-founder and managing partner of Bedrock General Partner I, LLC, the general partner of Bedrock Capital Partners I, LP and of VBW Employee Bedrock Fund, LP. Dr. Rosenbluth disclaims beneficial ownership of the shares held by the entities or persons listed in note 1 above, except to the extent of his direct pecuniary interest in the shares.

(4) Includes 2,500,000 shares held by Greylock IX Limited Partnership. Mr. cox is a general partner of Greylock IX Limited Partnership. Mr. Cox is a general partner of Greylock IX GP Limited Partnership, which is a general partner of Greylock IX Limited Partnership. Mr. Cox disclaims beneficial ownership of the shares held by Greylock IX Limited Partnership, except to the extent of his direct pecuniary interest in the shares.

(5) Includes 2,500,000 shares held by Sequoia Capital VII and its affiliates, as listed in note 2 above. Mr. Stephenson is a managing member of SC VII-A Management Company LLC, the general partner of Sequoia Capital VII, Sequoia Technology Partners VII and Sequoia International Partners. Mr. Stephenson disclaims beneficial ownership of the shares held by the entities listed in note 2 above, except to the extent of his direct pecuniary interest in the shares.

  Warrants

     In conjunction with our sale of preferred stock in February 1998, we issued warrants to Mr. Gilbert Lang and Mrs. Beulah Lang and to Westminster Health Care Limited for the purchase of 100,000 and 250,000 shares of common stock, respectively, at the price of $1.20 per share. The warrants were fully vested and were exercised in February 2000 by cashless transfer into 88,000 and 220,000 shares of common stock, respectively.

     At December 31, 1996, we had notes payable to Mr. Gilbert Lang, Mrs. Beulah Lang, Mr. Bryan Lang and Mr. Roger Stratton totaling $1,720,000. At December 31, 1997, we had notes payable to Mr. Gilbert Lang, Mrs. Beulah Lang, Mr. Bryan Lang, Mr. Roger Stratton and Westminster Health Care Limited totaling $2,221,000. These notes accrued interest at an annual rate of 12%. In March 1998, we used the proceeds of our February 1996 preferred stock financing to repay stockholder notes and related accrued interest totaling $2,558,000.

     During the year ended December 31, 1996, Mr. Bryan Lang converted notes payable totaling $27,000 as payment of the exercise price of 13,000 vested options. During the year ended December 31, 1997, Mr. Bryan Lang converted notes payable totaling $21,000 as payment of the exercise price of 10,000 vested options. During the six months ended June 30, 1998 and the year ended December 31, 1998, Mr. Gilbert Lang and Mrs. Beulah Lang converted notes payable totaling $289,000 as payment of the exercise price of 91,000 vested options.

  Early Exercise of Stock Options

     As of December 1999, we had full recourse notes from Mr. Eugene Santa Cattarina, Mr. Stephen Kay, Mr. David Brown, Ms. Marlene McCurdy, Mr. Brandon Raines and Mr. Bryan Lang, all employees, related to the early exercise of stock options in the amount of $189,000. These notes accrue interest at a rate of 6% per year, are secured by such shares of common stock, and are due and payable in the event of termination of employment. Pursuant to the terms of restricted stock purchase agreements entered into with these employees, we have the option to repurchase a portion of these shares in the event of termination of employment.

  Bonus in Respect of Waiver of Deferred Compensation

     Pursuant to agreement dated February 27, 1998, and in connection with the sale of the preferred stock, Bryan Lang agreed to waive any and all rights to $335,000 in deferred compensation that had accrued to his benefit. In connection with this waiver, we further agreed that if either Landacorp's common stock became publicly traded following an initial public offering, or if Landacorp was sold for a value in excess of $40,000,000, then a success fee from the proceeds would be paid to Mr. Lang in the amount of $335,000. This bonus payment was paid in March 2000 and was recognized as an operating expense.

  Line of Credit

     In 1997, we maintained an operating line of credit with a bank which was guaranteed by Westminster Health Care Limited. This line of credit expired on December 31, 1997, and the outstanding balance of $163,000 was repaid to the bank by Westminster Health Care Limited in exchange for a note payable by Landacorp. We repaid the note in March 1998.

                                    PART III

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a) Exhibits

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
 3.1(1)   Amended and Restated Certificate of Incorporation of the
          Registrant
 3.2(1)   Bylaws of the Registrant
 4.1(1)   Specimen Common Stock Certificate
 4.2(1)   Registration Rights Agreement dated October 29, 1997, as
          amended
10.1(1)   Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(1)   1995 Stock Plan and form of agreements thereunder
10.3(1)   1998 Equity Incentive Plan
10.4(1)   1999 Employee Stock Purchase Plan
10.5(1)   Sublease Agreement for Offices located at 4151 Ashford
          Dunwoody Rd., Atlanta, Georgia, between Landacorp and Unisys
          Corporation, dated September 1, 1991
10.6(1)   Lease Agreement for offices located on Fortress Avenue,
          Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
10.7(1)   Licensing Agreement by and between Interqual(R) Incorporated and Landa Management Systems Corporation, dated September 8,
          1992.
10.8(1)   Sublicensor Agreement by and between Interqual(R)
          Incorporated and Landa Management Systems, effective April
          15, 1994.
10.9(1)   Distribution Agreement for Interqual(R) Medical
          Appropriateness Review Systems, signed on January 1, 1996
10.10(1)  License Agreement -- Software Developers, between Milliman &
          Robertson, Inc. and Landacorp, dated August 17, 1998
23.1      Consent of PricewaterhouseCoopers LLP, Independent Auditors
24.1      Power of Attorney
27.1      Financial Data Schedule

---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no. 333-84703), as amended.

14(b) Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia, on April 26, 2000.

                                          LANDACORP, INC.

                                          By:  /s/ EUGENE SANTA CATTARINA
                                            ------------------------------------
                                                   Eugene Santa Cattarina
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Eugene Santa Cattarina and Stephen
P. Kay, and each of them acting individually, as his attorney-in-fact, each with full power of substitution for him in any and all capacities, to sign any and all amendments to this report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our attorney to any and all amendments to said Report.

     Pursuant to the requirements of the Exchange Act, this report has been signed below on April 26, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

                      SIGNATURE                                     TITLE
                      ---------                                     -----

             /s/ EUGENE SANTA CATTARINA                Chief Executive Officer
-----------------------------------------------------  (Principal Executive Officer)
               Eugene Santa Cattarina                  and Director

                 /s/ STEPHEN P. KAY                    Chief Financial Officer
-----------------------------------------------------  (Principal Financial and
                   Stephen P. Kay                      Accounting Officer)

                   /s/ BRYAN LANG                      Chief Technology Officer, Chief
-----------------------------------------------------  Marketing Officer and Director
                     Bryan Lang

              /s/ THOMAS F. STEPHENSON                 Chairman of the Board of
-----------------------------------------------------  Directors
                Thomas F. Stephenson

                  /s/ HOWARD E. COX                    Director
-----------------------------------------------------
                    Howard E. Cox

               /s/ JASON M. ROSENBLUTH                 Director
-----------------------------------------------------
                 Jason M. Rosenbluth

               /s/ JEROME H. GROSSMAN                  Director
-----------------------------------------------------
                 Jerome H. Grossman

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
 3.1(1)   Amended and Restated Certificate of Incorporation of the
          Registrant
 3.2(1)   Bylaws of the Registrant
 4.1(1)   Specimen Common Stock Certificate
 4.2(1)   Registration Rights Agreement dated October 29, 1997, as
          amended
10.1(1)   Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(1)   1995 Stock Plan and form of agreements thereunder
10.3(1)   1998 Equity Incentive Plan
10.4(1)   1999 Employee Stock Purchase Plan
10.5(1)   Sublease Agreement for Offices located at 4151 Ashford
          Dunwoody Rd., Atlanta, Georgia, between Landacorp and Unisys
          Corporation, dated September 1, 1991
10.6(1)   Lease Agreement for offices located on Fortress Avenue,
          Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999
10.7(1)   Licensing Agreement by and between Interqual(R) Incorporated and Landa Management Systems Corporation, dated September 8,
          1992.
10.8(1)   Sublicensor Agreement by and between Interqual(R)
          Incorporated and Landa Management Systems, effective April
          15, 1994.
10.9(1)   Distribution Agreement for Interqual(R) Medical
          Appropriateness Review Systems, signed on January 1, 1996
10.10(1)  License Agreement -- Software Developers, between Milliman &
          Robertson, Inc. and Landacorp, dated August 17, 1998
24.1      Power of Attorney (included on page 53)
27.1      Financial Data Schedule

---------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no. 333-84703), as amended.