Form 10-Q
period 2000-03-31
LANDACORP INC
filed 2000-05-15
CIK 1058177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: __________

                                 LANDACORP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                94-3346710
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation of organization)           Identification Number)

             4151 ASHFORD DUNWOODY RD., SUITE 505, ATLANTA, GA 30319
               (Address of principal executive offices) (ZIP Code)

       Registrant's telephone number, including area code: (404) 531-9956

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Number of shares of Common Stock, no par value, outstanding as of March 31, 2000: 13,680,849

                                 LANDACORP, INC.

                               INDEX FOR FORM 10-Q

                                 MARCH 31, 2000

                                                                               PAGE
                                                                              NUMBER
                                                                              ------
PART I   FINANCIAL INFORMATION

Item 1.     Financial Statements and Notes

            Balance Sheets as of March 31, 2000 and December 31, 1999           3

            Statements of Operations for the three months ended
            March 31, 2000 and March 31, 1999                                   4

            Statements of Cash Flows for the three months ended
            March 31, 2000 and March 31, 1999                                   5

            Notes to Financial Statements                                       6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk         14

PART II  OTHER INFORMATION                                                     15

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults in Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES                                                                     16

LANDACORP, INC.

BALANCE SHEETS

                                                                 December 31,         March 31,
                                                                     1999                2000
                                                                 ------------       ------------
                                                                   (audited)         (unaudited)
                              ASSETS
Current assets:
  Cash and cash equivalents                                      $  1,884,000       $ 35,261,000
  Accounts receivable and costs and estimated
   earnings in excess of billings on uncompleted
   contracts, net                                                   2,090,000          1,885,000
  Other current assets                                                164,000            422,000
                                                                 ------------       ------------
    Total current assets                                            4,138,000         37,568,000

Property and equipment, net                                         1,057,000          1,425,000
Intangible Assets, net                                                     --          1,133,000
Capitalized software, net                                              61,000             52,000
Deferred offering costs                                               595,000                 --
Other assets                                                            8,000             11,000
                                                                 ------------       ------------
                                                                 $  5,859,000       $ 40,189,000
                                                                 ============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $    463,000       $    438,000
  Accrued expenses                                                  1,804,000          1,759,000
  Deferred revenue and billings in excess of costs
   and estimated earnings on uncompleted contracts                  2,637,000          2,451,000
  Current portion of long-term debt                                   277,000          1,256,000
                                                                 ------------       ------------
    Total current liabilities                                       5,181,000          5,904,000

Long-term debt, net of current portion                                164,000            155,000
                                                                 ------------       ------------
                                                                    5,345,000          6,059,000
                                                                 ------------       ------------
Stockholders' equity:
  Preferred Stock, $0.001 par value, aggregate liquidation
   amount $8,160,000 at December 31, 1999; 8,000,000 shares
   authorized; 6,800,000 shares issued and outstanding at
   December 31, 1999; none at March 31, 2000                            7,000                 --
  Common Stock, $0.001 par value, 15,000,000 shares
   authorized; 2,610,000 and 13,681,000
   shares issued and outstanding                                        3,000             14,000
  Additional paid-in capital                                       16,955,000         52,596,000
  Notes receivable from officers                                     (189,000)          (187,000)
  Unearned stock-based compensation                                (2,645,000)        (2,620,000)
  Accumulated deficit                                             (13,617,000)       (15,673,000)
                                                                 ------------       ------------
    Total stockholders' equity                                        514,000         34,130,000
                                                                 ------------       ------------
                                                                 $  5,859,000       $ 40,189,000
                                                                 ============       ============

The accompanying notes are an integral part of these financial statements.

LANDACORP, INC.

STATEMENTS OF OPERATIONS

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      1999              2000
                                                  -----------       -----------
                                                           (unaudited)
 Revenues:
  System sales                                    $ 1,688,000       $ 1,718,000
  Support services                                    444,000           694,000
                                                  -----------       -----------
    Total revenues                                  2,132,000         2,412,000
                                                  -----------       -----------
 Cost of revenues:
  System sales                                        755,000         1,047,000
  Support services                                    149,000           185,000
                                                  -----------       -----------
    Total cost of revenues                            904,000         1,232,000
                                                  -----------       -----------
 Gross profit                                       1,228,000         1,180,000
                                                  -----------       -----------
 Operating expenses:
  Sales and marketing                                 752,000         1,684,000
  Research and development                            390,000           678,000
  General and administrative                          772,000         1,137,000
                                                  -----------       -----------
    Total operating expenses                        1,914,000         3,499,000
                                                  -----------       -----------

 Loss from operations                                (686,000)       (2,319,000)

 Interest and other income, net                        22,000           271,000
 Interest expense                                          --            (8,000)
                                                  -----------       -----------
 Net loss                                         $  (664,000)      $(2,056,000)
                                                  ===========       ===========
 Net loss per share:
  Basic and diluted                               $     (0.63)      $     (0.26)
                                                  ===========       ===========
  Weighted average shares                           1,049,000         7,992,000
                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

LANDACORP, INC.

STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended March 31,
                                                                   ------------------------------
                                                                       1999              2000
                                                                   -----------       ------------
                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (664,000)      $ (2,056,000)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                       80,000            201,000
    Recovery of doubtful accounts                                      (20,000)           (29,000)
    Amortization of unearned stock-based compensation                  517,000            522,000
    Changes in assets and liabilities,
      net of effects of acquistion:
        Accounts receivable and costs and
         estimated earnings in excess of billing
         on uncompleted contracts, net                                (104,000)           838,000
        Other assets                                                   (31,000)          (261,000)
        Accounts payable                                                67,000            (25,000)
        Accrued expenses                                               211,000            (63,000)
        Deferred revenue and billings in excess of costs
         and estimated earnings on uncompleted contracts               104,000           (790,000)
                                                                   -----------       ------------
          Net cash provided by (used in) operating activities          160,000         (1,663,000)
                                                                   -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                             (84,000)          (425,000)
  Capitalized software development costs                               (20,000)                --
                                                                   -----------       ------------
          Net cash used in investing activities                       (104,000)          (425,000)
                                                                   -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                --           (280,000)
  Collection on notes receivable from officers                              --              2,000
  Proceeds from issuance of common stock, net                            8,000         35,743,000
                                                                   -----------       ------------
          Net cash provided by financing activities                      8,000         35,465,000
                                                                   -----------       ------------
 Increase in cash and cash equivalents                                  64,000         33,377,000
 Cash and cash equivalents, beginning of period                      2,032,000          1,884,000
                                                                   -----------       ------------
 Cash and cash equivalents, end of period                          $ 2,096,000       $ 35,261,000
                                                                   ===========       ============

  The accompanying notes are an integral part of these financial statements.

LANDACORP, INC.

NOTES TO FINANCIAL STATEMENTS

1.  THE COMPANY AND BASIS OF PRESENTATION

    Landacorp, Inc. (the Company) was established in 1982 for the purpose of developing health care quality and resource management systems that target cost containment and quality improvement for hospitals and managed care organizations. The Company maintains offices in Chico, California, Portland, Oregon and Atlanta, Georgia and derives all of its revenues from customers in the United States.

    The accompanying unaudited financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

    The results of operations presented for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2.  ASSET ACQUISITION

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

    Of the total purchase price of $1,268,000, the Company assumed liabilities of $18,000 and paid $250,000 at closing, with the remaining $1 million paid in April 2000. Of the purchase price of $1,250,000 plus $18,000 of assumed liabilities, approximately $63,000 has been allocated to property and equipment, and the remainder has been allocated to intangible assets, including intellectual property ($165,000), work force ($160,000), and goodwill ($880,000). The acquired intangible assets will be amortized over their estimated useful lives of twenty-four to thirty-six months.

LANDACORP, INC.

NOTES TO FINANCIAL STATEMENTS

3.  NET LOSS PER SHARE

    Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares consist of outstanding common shares subject to repurchase by the Company, the incremental number of common shares issuable upon conversion of Preferred Stock (using the if-converted method) and common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if there effect is anti-dilutive. Net loss per share computations are in accordance with SFAS No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin ("SAB")
    No. 98.

    The weighted average potential common shares excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

    Net loss per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares comprise common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options. At March 31, 2000, 1,908,000 potential common shares are excluded from the determination of diluted net loss per share as the effect of such shares on a weighted average basis is anti-dilutive.

4.  UNEARNED STOCK-BASED COMPENSATION

    In connection with certain stock option grants during the three months ended March 31, 2000, the Company recognized unearned compensation totaling $497,000, which is being amortized over the vesting periods, using the multiple option approach prescribed by SFAS No. 123.

    Amortization expense in connection with unearned stock-based compensation recognized during the three months ended March 31, 2000, totaled $522,000, and has been allocated to operating expenses.

5.  INITIAL PUBLIC OFFERING

    On February 14, 2000, the Company completed its initial public offering of 3,500,000 shares of common stock. In addition, 525,000 shares (375,000 shares sold by the Company and 150,000 shares sold by existing shareholders) were sold pursuant to the exercise of the underwriters' over-allotment option. Net proceeds to the Company after commission and offering related expenses, were approximately $35 million.

LANDACORP, INC.

NOTES TO FINANCIAL STATEMENTS

    In conjunction with the offering, 6,800,000 shares of Preferred Stock were converted into Common stock on a one-for-one basis. Additionally, the holders of warrants to purchase 350,000 shares of Common stock exercised the warrants in a cashless exercise resulting in a net issuance of 308,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements, trend analyses and other information contained in the following discussion relative to markets for our products and trends in revenues, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "could" "estimate," "expect" "intend" and "plan" and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" as well as other risks and uncertainties referenced in our S-1 prospectus and other forms filed periodically with the SEC.

OVERVIEW

We offer business-to-business electronic medical management solutions to healthcare payers and providers that are designed to help our clients control the cost and improve the quality of healthcare delivery. Our applications automate and streamline administrative and business processes and enable real-time interaction among various healthcare participants. As of March 31, 2000, 7 payers who claim to have a combined membership of eight million participants were using our maxMC solution, and approximately 175 hospital providers were using our Maxsys solutions. We recently began offering e-maxMC, our Internet-based medical management solution for payers. We have successfully tested e-maxMC internally and expect to complete a customer test of the application in 2000.

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

We expect to expand our operations and employee base, including our sales, marketing, research and development, implementation, and support services resources. In particular, during this first quarter of 2000 we expanded our sales force significantly. To accelerate the implementation of elements of our strategy, we intend to target and pursue strategic acquisitions and relationships, such as marketing alliances with vendors of complementary products and services and partnerships with Internet providers of healthcare content, disease management and health-related e-commerce services. Investigating or entering into any such strategic relationships could lead to additional expenditures.

On January 31, 2000, we purchased from High Technology Solutions, Inc. assets related to its business of providing Web site services to healthcare payers. The purchase price for the assets is $1,268,000 (including an estimated $18,000 in assumed liabilities) of which we paid $250,000 at the closing. We paid the balance of the purchase price of $1,000,000 in April 2000. The acquired assets include equipment, know how, trademarks and other intangible rights used by High Technology Solutions, Inc. in the operation of its business of providing Web site services to healthcare payers, as well as contracts, none of which are material. In connection with the acquisition we hired a number of former employees of High Technology Solutions, Inc. who we believe possess valuable expertise and relationships with potential healthcare payer customers. We believe the acquisition benefits Landacorp by providing us with valuable expertise and strategic relationships in the area of providing Web site services to healthcare payers faster and more cost-effectively than we would have been able to develop internally. As a result, the acquisition will allow us to accelerate the implementation of our strategy of providing Web site services to healthcare payers.

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

During the three months ended March 31, 2000, we recorded unearned stock-based compensation totaling $497,000 in connection with the grant of stock-based awards to certain employees. We are amortizing these amounts over the four-year vesting period of the related options. We issued these options to create incentives for continued performance. Of the total unearned compensation, we amortized $522,000 during the three months ended March 31, 2000. We expect to amortize $1,234,000 during the remainder of 2000, $918,000 in 2001, $374,000 in
2002 and $94,000 in 2003. We will reduce unearned compensation expense for future periods to the extent that options terminate prior to full vesting.

RESULTS OF OPERATIONS


The following table presents the statement of operations data as a percentage of total revenues:

                                                    Three Months Ended March 31,
                                     ----------------------------------------------------------
                                                                              As a Percent of
                                                Dollars                       Total Revenues
                                     ------------------------------        --------------------
                                         1999               2000            1999          2000
                                     -----------        -----------        ------        ------
                                                                 (unaudited)
Revenues:
  System sales                       $ 1,688,000        $ 1,718,000          79.2%         71.2%
  Support services                       444,000            694,000          20.8%         28.8%
                                     -----------        -----------        ------        ------
    Total revenues                     2,132,000          2,412,000         100.0%        100.0%
                                     -----------        -----------        ------        ------

Cost of revenues:
  System sales                           755,000          1,047,000          35.4%         43.4%
  Support services                       149,000            185,000           7.0%          7.7%
                                     -----------        -----------        ------        ------
    Total cost of revenues               904,000          1,232,000          42.4%         51.1%
                                     -----------        -----------        ------        ------
Gross profit                           1,228,000          1,180,000          57.6%         48.9%
                                     -----------        -----------        ------        ------
Operating expenses:
  Sales and marketing                    752,000          1,684,000          35.3%         69.8%
  Research and development               390,000            678,000          18.3%         28.1%
  General and administrative             772,000          1,137,000          36.2%         47.1%
                                     -----------        -----------        ------        ------
    Total operating expenses           1,914,000          3,499,000          89.8%        145.1%
                                     -----------        -----------        ------        ------
Loss from operations                    (686,000)        (2,319,000)       -32.2%        -96.1%
Interest and other income, net            22,000            271,000           1.0%         11.2%
Interest expense                               -             (8,000)          0.0%        -0.3%
                                     -----------        -----------        ------        ------
Net loss                             $  (664,000)       $(2,056,000)       -31.1%        -85.2%
                                     -----------        -----------        ------        ------

COMPARISON OF QUARTERS ENDED MARCH 31, 1999 AND 2000

      Revenues. System sales revenues increased by $30,000 or 2% from $1,688,000 in the first quarter of 1999 to $1,718,000 in the first quarter of 2000. Of the $30,000 increase in system sales revenues, an increase of $328,000 related to revenues from the implementation of systems, offset by a decrease of $298,000 related to license fees. This decrease in license fees is related to the changes we made for contracts beginning 2000 by only selling to health plan customers on a subscription basis instead of on a perpetual license fee basis. The effect of this change prevents subscription fee revenues from being recognized during the course of an implementation until either the customer goes live, or a specific time after the contract has been signed. Under our historical perpetual license fee type sale to health plans, the license fee was recognized over the implementation period by percentage of completion in accordance with SOP 97-1. During the first quarter of 2000, two customers accounted for 22% and 14% of the systems sales. One customer accounted for 14% of system sales revenues in the first quarter of 1999.

      Support services revenues increased by $250,000 or 56% from $444,000 in first quarter of 1999 to $694,000 in first quarter of 2000. The increase in support services revenue resulted from additional support contracts obtained as a result of the completion of maxMC and Maxsys II software implementations, partially offset by a decline in Maxsys I support revenues resulting from a continued decline in the total number of Maxsys I support customers. One customer accounted for 10% of the support services revenues in the first quarter of 2000. No customer accounted for 10% or more of support services revenues in the first quarter of 1999.

      Cost of Revenues. Cost of system sales consists principally of costs incurred in the implementation of our software products, including personnel costs, amortization of unearned stock-based compensation, non-reimbursed travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. Cost of system sales increased by $292,000 or 39% from $755,000, representing 45% of system sales revenues, in first quarter 1999 to $1,047,000, representing 61% of system sales revenues, in first quarter of 2000. This cost increase resulted from an increase in personnel costs as we added employees to perform software implementations, stock-based compensation expense further discussed below, and additional costs associated with iHealthMedia.com's implementation staff and other associated costs. iHealthMedia.com was acquired by the company as a new division at the end of January 2000. The decrease in the gross margin on system sales from 55% in 1999 to 39% in 2000 resulted from an increase in headcount as we added personnel in anticipation of increases in the volume of systems contracts, together with a decrease in the revenue recognized for health plan contracts per implementation day expended on a customer, resulting from the change in the way we sell systems to health plans, as outlined above.

      Cost of support services revenues increased by $36,000 or 24% from $149,000, representing 34% of support services revenues, in first quarter 1999 to $185,000, representing 27% of support services revenues, in first quarter 2000. This increase in dollars resulted from an increase in salaries, benefits, stock-based compensation expense further discussed below, and other personnel-related expenses as we increased the size of the support services staff due to the increased volume of customers purchasing support contracts. The increase in the gross margin on support services from 66% during first quarter 1999 to 73% for the first quarter 2000 resulted from efficiencies realized from additional support contracts sold for completed Maxsys II and maxMC contracts. We expect that cost of support services revenues will continue to increase in dollar amount as we continue to expand our customer support department to meet anticipated customer demand. We cannot yet determine the impact of these increased costs on our gross margins.

      Research and Development. Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related department overhead and depreciation on equipment. Research and development expenses increased by $288,000 or 73% from $390,000, representing 18% of total revenues, in the first quarter 1999 to $678,000, representing 28% of total revenues, in the first quarter 2000. This increase in dollars resulted from the inclusion of the iHealthMedia.com division for two months together with an increase in headcount, salaries, benefits and other personnel-related expenses, including stock-based compensation expense further discussed below, as we increased the size of the research and development staff. We anticipate that we will continue to devote substantial resources to research and development and that such expenses will increase in dollar amounts. We cannot yet determine the impact of these increased costs on our total operating expenses.

      Sales and Marketing. Sales and marketing expenses consist principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotional costs, and departmental overhead. Sales and marketing expenses increased by $932,000 or 124% from $752,000, representing 35% of total revenues, in first quarter 1999 to $1,684,000, representing 70% of total revenues, in first quarter 2000. This increase resulted from increased salaries, benefits and other personnel-related expenses due to growth in the number of sales and marketing personnel, stock-based compensation expense further discussed below, increases in sales commissions due to an increase in the volume of customer contracts, increases in travel costs due to the increased headcount, and increases in trade shows and other marketing expenses incurred to build additional product awareness. There was also a one time bonus of $335,000 paid to the Chief Marketing Officer in connection with deferred compensation that became payable in the event the company went public. As a result of the company completing its Initial Public Offering in the first quarter of 2000, this amount was booked to Sales and Marketing expenses in this period. Further disclosure of this exceptional item can be found in our S-1 prospectus filed with the SEC. Other than this exceptional item, we expect that sales and marketing expenses will continue to increase in dollar amounts as we continue to expand our sales and marketing efforts, continue to add personnel and increase promotional activities. We cannot yet determine the impact of these increase expenses on our total operating expenses.

      General and Administrative. General and administrative expenses consist of compensation for personnel, fees for outside professional services, costs associated with maintaining the company as a public corporation, amortization of unearned stock-based compensation, and allocated occupancy and overhead costs. General and administrative expenses increased by $365,000 or 47% from $772,000, representing 36% of total revenues, in the first quarter of 1999 to $1,137,000, representing 47% of total revenues, in the first quarter of 2000. The increase was due to an increase in the number of employees due to the inclusion of iHealthMedia.com as a division for two months, higher professional service fees, stock-based compensation expense further discussed below, together with costs associated with operating as a public company. Also, we had increased occupancy costs due to our expanded facility in Chico that started in September 1999 and the commencement of our Portland office lease from February 2000 in connection with our iHealthMedia.com acquisition. Finally, we incurred a goodwill amortization expense arising from the acquisition of iHealthMedia.com of $51,000 for the first quarter of 2000. We believe that our general and administrative expenses will continue to increase in dollar amounts as a result of our growing operations and the expenses associated with operating as a public company. We cannot yet determine the impact of these increased expenses on our total operating expenses.

      Stock-based Expenses. In connection with certain stock option grants and common stock issuance during the years ended December 31, 1998 and 1999, and for the quarter ended March 31, 2000, the Company recognized unearned compensation totaling $4,166,000, $1,610,000 and $497,000 respectively, which is being amortized over the vesting periods or as the Company's repurchase rights lapse (See Note 8 of Notes to Financial Statements for year ended December 31, 1999), as applicable, using the multiple option approach prescribed by SFAS No. 123. Amortization expense recognized during the first quarter of 1999 and 2000 totaled $517,000 and $522,000, respectively, and has been allocated to the various operating expenses based on the associated personnel.

      Interest and Other Income and Interest Expense. Interest and other income consists primarily of earnings on our cash and cash equivalents. Interest and other income amounted to $22,000 and $271,000 for the first quarter of 1999 and 2000, respectively. The substantial increase in income for first quarter 2000 is due to the higher levels of cash and cash equivalents held during the period arising from funds generated from the initial public offering in February 2000. Interest expense of $8,000 for first quarter 2000 arises from financing certain fixed assets through a finance lease program. This program was not in operation for the first quarter of 1999, therefore there is no interest expense for this period.

      Income Taxes. We recorded no current provision or benefit for federal or state income taxes for the either the first quarter of 1999 or 2000, as the Company had incurred net operating losses and had no carry-back potential. As of March 31, 2000, we had net operating loss carry-forwards for federal tax purposes in excess of $7,000,000 and for state tax purposes, in excess of $1,800,000. These federal and state tax loss carry-forwards are available to reduce future taxable income. Utilization of such carry-forwards may be limited in certain circumstances including, but not limited to, cumulative stock ownership changes of more than 50 percent over a three-year period and will expire at varying amounts during the period from December 31, 2000 to 2014. The Company believes that there were cumulative changes of ownership of greater than 50 percent in February 1998. Accordingly, the amount of loss carry-forwards that may be utilized to reduce future taxable income for federal and state income tax purposes may be limited. The amount of the limitation has not yet been calculated. We have not recognized a deferred tax asset on our balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our operations through net cash generated from operating activities, and private sales of common and preferred stock, with net proceeds totaling $11.1 million. During February 2000, we completed our initial public offering through which we raised net proceeds of approximately $35 million. As of March 31, 2000, we had $35.3 million in cash and cash equivalents and $31.7 million in working capital with outstanding debt totaling $1.4 million.

         Net cash provided by (used in) operating activities was $160,000 and ($1,663,000) during the three months ended March 31, 1999 and 2000, respectively. Net cash used to fund operating activities in 2000 reflects net losses before non-cash charges for depreciation and amortization and decreases in deferred revenue, offset in part by decreases in accounts payable, accrued expenses and accounts receivable. Net cash provided by operating activities in 1999 consists of net losses before non-cash charges for depreciation and amortization, and increases to accounts payable, accrued expenses and deferred revenue.

         Net cash used in investing activities was $104,000 in 1999 and $425,000 in 2000. Investing activities consist primarily of purchases of computer equipment, office furniture and leasehold improvements, and additions to capitalized software development costs.

         Net cash generated from financing activities was $8,000 in 1999 and $35.7 million in 2000. Net cash generated from financing activities in 1999 resulted from the issuance of common stock. Net cash generated from financing activities in 2000 resulted from the issuance of common stock in connection with the Company's initial public offering that was completed during February 2000.

         We purchased assets from High Technology Solutions, Inc. on January 31, 2000. At the closing, we paid High Technology Solutions, Inc. $250,000 and delivered a promissory note in the principal amount of $1,000,000. We paid the remaining balance of the promissory note in April 2000. The promissory note was secured by the assets we purchased.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of our investment activities is to preserve principal while, at the same time, maximizing the yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality money market accounts that invest in debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shifts in interest rates, we invest in money market accounts that invest only in short-term securities that maintain an average maturity of less than one year. As a result, we do not believe we are subject to risk.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults in Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         In February 2000, prior to the Company's initial public offering, the shareholders of the Company, acting by written consent approved the amended and restated Certificate of Incorporation of the Company to be in effect upon the closing of the initial public offering

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   The following exhibits have been filed with this report:

         27.1  Financial Data Schedule

   (b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2000

                                    LANDACORP, INC.
                                    (Registrant)

                                    /s/  Eugene Santa Cattarina
                                    --------------------------------------------
                                    President, Chief Executive Officer,
                                    (principal executive officer)


                                    /s/  Stephen P. Kay
                                    --------------------------------------------
                                    Chief Operating Officer and
                                    Chief Financial Officer
                                    (principal financial officer)

                                INDEX TO EXHIBITS


     27.1        Financial Data Schedule