Form 10-Q
period 2000-06-30
LANDACORP INC
filed 2000-08-14
CIK 1058177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                Yes [X]  No [ ]

Number of shares of Common stock, par value of $0.001, outstanding as of June 30, 2000: 13,698,432

                                LANDACORP, INC.

                              INDEX FOR FORM 10-Q

                                 JUNE 30, 2000

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements and Notes

          Balance Sheets as of December 31, 1999 and June 30, 2000          1

          Statements of Operations for the six months and for
          the three months ended June 30, 1999 and June 30, 2000            2

          Statements of Cash Flows for the six months ended
          June 30, 1999 and June 30, 2000                                   3

          Notes to Financial Statements                                     4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       14

PART II   OTHER INFORMATION                                                14

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults in Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

LANDACORP, INC.

BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                         December 31,         June 30,
                                                                                             1999               2000
                                                                                         ------------      -------------
                                                                                                             (unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents                                                              $  1,884,000       $ 32,776,000
  Accounts receivable and costs and estimated
   earnings in excess of billings on uncompleted
   contracts, net                                                                           2,090,000          2,935,000
  Other current assets                                                                        164,000            369,000
                                                                                         ------------       ------------
    Total current assets                                                                    4,138,000         36,080,000

Property and equipment, net                                                                 1,057,000          1,477,000
Intangible assets, net                                                                             --          1,026,000
Capitalized software, net                                                                      61,000             47,000
Deferred offering costs                                                                       595,000                 --
Other assets                                                                                    8,000             13,000
                                                                                         ------------       ------------
                                                                                         $  5,859,000       $ 38,643,000
                                                                                         ============       ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $    463,000       $    411,000
  Accrued expenses                                                                          1,804,000          1,712,000
  Deferred revenue and billings in excess of costs
   and estimated earnings on uncompleted contracts                                          2,637,000          2,563,000
  Current portion of long-term debt                                                           277,000            258,000
                                                                                         ------------       ------------
    Total current liabilities                                                               5,181,000          4,944,000

Long-term debt, net of current portion                                                        164,000            157,000
                                                                                         ------------       ------------
                                                                                            5,345,000          5,101,000
                                                                                         ------------       ------------
Stockholders' equity:
  Preferred Stock, $0.001 par value, aggregate liquidation amount $8,160,000 at
   December 31, 1999; 8,000,000 shares authorized; 6,800,000 shares issued
   and outstanding at December 31, 1999; none at June 30, 2000                                  7,000                 --
  Common Stock, $0.001 par value, 15,000,000 shares
   authorized; 2,610,000 and 13,699,000
   shares issued and outstanding                                                                3,000             14,000
  Additional paid-in capital                                                               16,955,000         52,604,000
  Notes receivable from officers                                                             (189,000)          (187,000)
  Unearned stock-based compensation                                                        (2,645,000)        (2,091,000)
  Accumulated deficit                                                                     (13,617,000)       (16,798,000)
                                                                                         ------------       ------------
    Total stockholders' equity                                                                514,000         33,542,000
                                                                                         ------------       ------------
                                                                                         $  5,859,000       $ 38,643,000
                                                                                         ============       ============



   The accompanying notes are an integral part of these financial statements.

LANDACORP, INC.

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                      Three Months Ended June 30,          Six Months Ended June 30,
                                    -------------------------------     -------------------------------
                                        1999               2000             1999               2000
                                    ------------       ------------     ------------       ------------
                                              (unaudited)                        (unaudited)
Revenues:
  System sales                      $  2,037,000       $  2,652,000     $  3,725,000       $  4,370,000
  Support services                       482,000            611,000          926,000          1,305,000
                                    ------------       ------------     ------------       ------------
    Total revenues                     2,519,000          3,263,000        4,651,000          5,675,000
                                    ------------       ------------     ------------       ------------
Cost of revenues:
  System sales                           722,000          1,048,000        1,477,000          2,095,000
  Support services                       147,000            191,000          296,000            376,000
                                    ------------       ------------     ------------       ------------
    Total cost of revenues               869,000          1,239,000        1,773,000          2,471,000
                                    ------------       ------------     ------------       ------------
Gross profit                           1,650,000          2,024,000        2,878,000          3,204,000
                                    ------------       ------------     ------------       ------------
Operating expenses:
  Sales and marketing                    752,000          1,643,000        1,504,000          3,327,000
  Research and development               381,000            814,000          771,000          1,492,000
  General and administrative             784,000          1,188,000        1,556,000          2,325,000
                                    ------------       ------------     ------------       ------------
    Total operating expenses           1,917,000          3,645,000        3,831,000          7,144,000
                                    ------------       ------------     ------------       ------------
Loss from operations                    (267,000)        (1,621,000)        (953,000)        (3,940,000)

Interest and other income, net            27,000            512,000           49,000            783,000
Interest expense                              --            (17,000)              --            (25,000)
                                    ------------       ------------     ------------       ------------
Net loss                            $   (240,000)      $ (1,126,000)    $   (904,000)      $ (3,182,000)
                                    ============       ============     ============       ============
Net loss per share:
  Basic and diluted                 $      (0.20)      $      (0.09)    $      (0.81)      $      (0.30)
                                    ============       ============     ============       ============
  Weighted average shares              1,176,000         12,867,000        1,113,000         10,432,000
                                    ============       ============     ============       ============



   The accompanying notes are an integral part of these financial statements.

LANDACORP, INC.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       Six Months Ended June 30,
                                                                        1999               2000
                                                                    ------------       ------------
                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $   (904,000)      $ (3,182,000)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                        170,000            474,000
    (Recovery of) allowance for doubtful accounts                        (20,000)            56,000
    Amortization of unearned stock-based compensation                    980,000          1,029,000
    Changes in assets and liabilities,
      net of effects of acquisition:
         Accounts receivable and costs and
          estimated earnings in excess of billing
          on uncompleted contracts, net                                  411,000           (901,000)
         Other assets                                                      5,000           (210,000)
         Accounts payable                                                 77,000            (52,000)
         Accrued expenses                                                350,000           (110,000)
         Deferred revenue and billings in excess of costs
          and estimated earnings on uncompleted contracts               (490,000)           (74,000)
                                                                    ------------       ------------
           Net cash provided by (used in) operating activities           579,000         (2,970,000)
                                                                    ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                              (210,000)          (585,000)
  Capitalized software development costs                                 (39,000)           (51,000)
                                                                    ------------       ------------
           Net cash used in investing activities                        (249,000)          (636,000)
                                                                    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowing on line of credit                                   --            217,000
  Proceeds from borrowing on long term debt                                   --             15,000
  Payments on long-term debt                                                  --         (1,508,000)
  Collection on notes receivable from officers                                --              2,000
  Proceeds from issuance of common stock, net                              8,000         35,772,000
                                                                    ------------       ------------
           Net cash provided by financing activities                       8,000         34,498,000
                                                                    ------------       ------------
Increase in cash and cash equivalents                                    338,000         30,892,000
Cash and cash equivalents, beginning of period                         2,032,000          1,884,000
                                                                    ------------       ------------
Cash and cash equivalents, end of period                            $  2,370,000       $ 32,776,000
                                                                    ============       ============



   The accompanying notes are an integral part of these financial statements.

LANDACORP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

       The accompanying unaudited financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The balance sheet at December 31, 1999 is derived from the audited financial statements included in form 10-K for the year ended December 31, 1999, however, does not include all disclosures required by general accepted accounting principles in the United States. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

       The results of operations presented for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2.     RECENT ACCOUNTING PRONOUNCEMENTS

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 with earlier application encouraged. The Company is currently assessing the impact, if any, of the adoption of SAB 101 on the Company's financial position or results of operations.

       In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

       FIN 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company is currently assessing the impact, if any, of adopting this interpretation.

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company believes the adoption of this pronouncement will have no material impact on the Company's financial position and results of operations.

3.     ASSET ACQUISITION

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

       Of the total purchase price of $1,268,000, the Company assumed liabilities of $18,000 and paid $250,000 at closing, with the remaining balance paid in April 2000. Of the purchase price of $1,250,000 plus $18,000 of assumed liabilities, approximately $63,000 has been allocated to property and equipment, and the remainder has been allocated to intangible assets, including intellectual property ($165,000), work force ($160,000), and goodwill ($880,000). The acquired intangible assets will be amortized over their estimated useful lives of twenty-four to thirty-six months.

       The historical operations of IHD are not material to the Company's financial position or results of operations, therefore, the results of operations on a proforma basis have not been presented. Results of operations of IHD are included with those of the Company for periods subsequent to the acquisition date.

LANDACORP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.     NET LOSS PER SHARE

       Loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares comprise common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options. The potential common shares, which are excluded from the determination of diluted net loss per share as the effect of such shares on a weighted average basis is anti-dilutive, at June 30, 1999 and June 30, 2000 are 2,094,000 and 1,783,000,
       respectively.


5.     UNEARNED STOCK-BASED COMPENSATION

       In connection with certain stock option grants during the six months ended June, 2000, the Company recognized unearned compensation totaling $497,000, which is being amortized over the vesting periods, using the multiple option approach prescribed by FIN No. 28.

       Amortization expense in connection with unearned stock-based compensation recognized during the three month and six month periods ended June 30, 2000, totaled $507,000 and $1,029,000, respectively, and has been allocated to operating expenses.

       The Company expects to amortize $710,000 during the remainder of 2000, $909,000 in 2001, $369,000 in 2002, $88,000 in 2003, and $15,000 in 2004.
       The Company will reduce unearned compensation expense for future periods to the extent that options terminate prior to full vesting. During the six months ended June 30, 2000, unearned compensation was reduced by $23,000 as a result of options which terminated prior to vesting.


6.     INITIAL PUBLIC OFFERING

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

LANDACORP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       In conjunction with the offering, 6,800,000 shares of Preferred Stock were converted into Common stock on a one-for-one basis. Additionally, the holders of warrants to purchase 350,000 shares of Common stock exercised the warrants in a cashless exercise resulting in a net issuance of 308,000 shares of common stock.

7.     Line of Credit

       In April 2000, the Company renewed its line of credit that allows maximum borrowings of $2.0 million. Advances on the line of credit are collateralized by all of the Company's tangible and intangible personal property. At June 30, 2000, $217,000 was drawn against the renewed line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements, trend analyses and other information contained in the following discussion relative to markets for our products and trends in revenues, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "could," "estimate," "expect," "intend" and "plan" and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" as well as other risks and uncertainties referenced in our S-1 prospectus and other forms filed periodically with the SEC.

OVERVIEW

We offer business-to-business electronic medical management solutions to healthcare payers and providers that are designed to help our clients control the cost and improve the quality of healthcare delivery. Our applications automate and streamline administrative and business processes and enable real-time interaction among various healthcare participants. As of June 30, 2000, 7 payers who claim to have a combined membership of eight million participants were using our maxMC solution, and approximately 160 hospital providers were using our Maxsys solutions. We recently began offering e-maxMC, our Internet-based medical management solution for payers. We have successfully tested e-maxMC internally and expect to complete a customer test of the application in 2000.

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

We have introduced a new subscription-based fee structure for our e-maxMC and maxMC solutions that provides for implementation services at a fixed hourly rate and the licensing of installed systems and post consumer contract support through a monthly subscription fee based upon the number of members covered by the payer organization. Subscription-based contracts allow us to recognize the fair value of the implementation services as such services are delivered and recognize subscription fees on a monthly basis.

We expect to expand our operations and employee base, including our sales, marketing, research and development, implementation, and support services resources. In the first quarter of 2000 we expanded our sales force significantly. To accelerate the implementation of elements of our strategy, we intend to target and pursue strategic acquisitions and relationships, such as marketing alliances with vendors of complementary products and services and partnerships with Internet providers of healthcare content, disease management and health-related e-commerce services. Investigating or entering into any such strategic relationships could lead to additional expenditures.

On January 31, 2000, we purchased from High Technology Solutions, Inc. the assets of the iHealthmedia.com division related to its business of providing Web site services to healthcare payers. The purchase price for the assets is $1,268,000 (including an estimated $18,000 in assumed liabilities) of which we paid $250,000 at the closing. We paid the balance of the purchase price of $1,000,000 in April 2000. The acquired assets include equipment, know how, trademarks and other intangible rights used by High Technology Solutions, Inc. in the operation of its business of providing Web site services to healthcare payers, as well as contracts, none of which are material. In connection with the acquisition we hired a number of former employees of High Technology Solutions, Inc. who we believe possess valuable expertise and relationships with potential healthcare payer customers. We believe the acquisition benefits Landacorp by providing us with valuable expertise and strategic relationships in the area of providing Web site services to healthcare payers faster and more cost-effectively than we would have been able to develop internally. As a result, the acquisition will allow us to accelerate the implementation of our strategy of providing Web site services to healthcare payers.

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

During the six months ended June 30, 2000, we recorded unearned stock-based compensation totaling $497,000 in connection with the grant of stock-based awards to certain employees. We are amortizing these amounts over the four-year vesting period of the related options. We issued these options to create incentives for continued performance. Of the total unearned compensation, we amortized $1,029,000 during the six months ended June 30, 2000 and it has been allocated to operating expense. We expect to amortize $710,000 during the remainder of 2000, $909,000 in 2001, $369,000 in 2002, $88,000 in 2003 and
$15,000 in 2004. We will reduce unearned compensation expense for future periods to the extent that options terminate prior to full vesting. During the six months ended June 30, 2000, unearned compensation was reduced by $23,000 as a result of options which terminated prior to vesting.

RESULTS OF OPERATIONS

The following table presents the statement of operations data as a percentage of total revenues:

                                          Three Months Ended June 30,
                                 ----------------------------------------------
                                         Dollars                % of Revenues
                                 -------------------------     ----------------
                                    1999           2000         1999      2000
                                 ----------    -----------     ------    ------
                                        (unaudited)
Revenues:
  System sales                   $2,037,000    $ 2,652,000      80.9 %    81.3 %
  Support services                  482,000        611,000      19.1 %    18.7 %
                                 ----------    -----------
    Total revenues                2,519,000      3,263,000     100.0 %   100.0 %
                                 ----------    -----------

Cost of revenues:
  System sales                      722,000      1,048,000      28.7 %    32.1 %
  Support services                  147,000        191,000       5.8 %     5.9 %
                                 ----------    -----------
    Total cost of revenues          869,000      1,239,000      34.5 %    38.0 %
                                 ----------    -----------
Gross profit                      1,650,000      2,024,000      65.5 %    62.0 %
                                 ----------    -----------

Operating expenses:
  Sales and marketing               752,000      1,643,000      29.9 %    50.4 %
  Research and development          381,000        814,000      15.1 %    24.9 %
  General and administrative        784,000      1,188,000      31.1 %    36.4 %
                                 ----------    -----------
    Total operating expenses      1,917,000      3,645,000      76.1 %   111.7 %
                                 ----------    -----------
Loss from operations               (267,000)    (1,621,000)    (10.6)%   (49.7)%

Interest and other income, net       27,000        512,000       1.1 %    15.7 %
Interest expense                          -        (17,000)      0.0 %    (0.5)%
                                 ----------    -----------
Net loss                         $ (240,000)   $(1,126,000)     (9.5)%   (34.5)%
                                 ==========    ===========


                                          Six Months Ended June 30,
                                 ----------------------------------------------
                                         Dollars                % of Revenues
                                 -------------------------     ----------------
                                    1999           2000         1999      2000
                                 ----------    -----------     ------    ------
                                        (unaudited)
Revenues:
  System sales                   $3,725,000    $ 4,370,000      80.1 %    77.0 %
  Support services                  926,000      1,305,000      19.9 %    23.0 %
                                 ----------    -----------
    Total revenues                4,651,000      5,675,000     100.0 %   100.0 %
                                 ----------    -----------
Cost of revenues:
  System sales                    1,477,000      2,095,000      31.7 %    36.9 %
  Support services                  296,000        376,000       6.4 %     6.6 %
                                 ----------    -----------
    Total cost of revenues        1,773,000      2,471,000      38.1 %    43.5 %
                                 ----------    -----------
Gross profit                      2,878,000      3,204,000      61.9 %    56.5 %
                                 ----------    -----------
Operating expenses:
  Sales and marketing             1,504,000      3,327,000      32.3 %    58.6 %
  Research and development          771,000      1,492,000      16.6 %    26.3 %
  General and administrative      1,556,000      2,325,000      33.5 %    41.0 %
                                 ----------    -----------
    Total operating expenses      3,831,000      7,144,000      82.4 %   125.9 %
                                 ----------    -----------
Loss from operations               (953,000)    (3,940,000)    (20.5)%   (69.4)%

Interest and other income, net       49,000        783,000       1.1 %    13.8 %
Interest expense                        -          (25,000)      0.0 %    (0.4)%
                                 ----------    -----------
Net loss                         $ (904,000)   $(3,182,000)    (19.4)%   (56.0)%
                                 ==========    ===========

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Comparison of quarters and six month periods ended June 30, 1999 and 2000

       Revenues. System sales revenues increased by $615,000 or 30% from $2,037,000 for the second quarter of 1999 to $2,652,000 in the second quarter of 2000. For the six months ended June 30, 2000 system sales revenue increased to $4,370,000 from $3,725,000 in the corresponding period of the previous fiscal year. Of the $645,000 increase in system sales revenue for the six month period ended June 30, 2000 compared to the corresponding period in the prior year, an increase of $1,661,000 related to revenues from the implementation of systems, offset by a decrease of $1,016,000 related to license fees. This decrease in license fees is related to the changes we made for contracts beginning in 2000 by only selling to health plan customers on a subscription basis instead of on a perpetual license fee basis. The effect of this change prevents subscription fee revenues from being recognized during the course of an implementation until either the customer goes live, or a specific time after the contract has been signed. Under the subscription license fee type sale, the license fee is recognized ratably over the subscription term, which ranges from 3 to 5 years. Under our historical perpetual license fee type sale to health plans, the license fee was recognized over the implementation period by percentage of completion in accordance with SOP 81-1. During the six months ended June 30, 2000, three customers accounted for 33%, 20% and 10% of the systems sales. Two customers accounted for 14% and 12% of system sales revenues during the corresponding period of 1999.

       Support services revenues increased by $129,000 or 27% from $482,000 in second quarter of 1999 to $611,000 in second quarter of 2000. During the six months ended June 30, 2000 support service revenues increased 41% to $1,305,000 compared to $926,000 during the corresponding period of the previous year. The increase in support services revenue resulted from additional support contracts obtained as a result of the completion of maxMC and Maxsys II software implementations, partially offset by a decline in Maxsys I support revenues resulting from a continued decline in the total number of Maxsys I support customers. No customers accounted for 10% or more of the support services revenues during either the quarter ended June 30, 1999 and 2000 or during the six month periods ended June 30, 1999 and 2000.

       Cost of Revenues. Cost of system sales consists principally of costs incurred in the implementation of our software products, including personnel costs, amortization of unearned stock-based compensation, non-reimbursed travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. During the quarter ended June 30, 2000 these costs were $1,048,000 or 32% of system sales revenues, compared to costs of $722,000 representing 29% of system sales revenue during the second quarter of 1999. Cost of system sales increased by $618,000 or 42% from $1,477,000, representing 32% of system sales revenues, during the six months ended June 30, 1999 to $2,095,000, representing 37% of system sales revenues, during the six months ended June 30, 2000. This cost increase resulted from an increase in personnel costs as we added employees to perform software implementations, stock-based compensation expense further discussed below, and additional costs associated with iHealthMedia.com's implementation staff and other associated costs. iHealthMedia.com was acquired by the company as a new division at the end of January 2000. The decrease in the gross margin on system sales from 60% for the six months ended June 30, 1999 to 52% during the corresponding period in 2000 resulted from an increase in headcount as we added personnel in anticipation of increases in the volume of systems contracts, together with a decrease in the revenue recognized for health plan contracts per implementation day expended on a customer, resulting from the change in the way we sell systems to health plans, as outlined above.

Cost of support services revenues increased by $44,000 or 24% from $147,000 to $191,000, representing 31% of support services revenues during the second quarters of both 1999 and 2000. Cost of support services increased by $80,000 or 27% from $296,000 representing 32% of support services revenues during the six months ended June 30, 1999 to $376,000 representing 29% of support services revenue during the six months ended June 30, 2000. This increase in dollars resulted from an increase in salaries, benefits, stock-based compensation expense further discussed below, and other personnel-related expenses as we increased the size of the support services staff due to the increased volume of customers purchasing support contracts. The increase in the gross margin on support services from 68% during the first six months of

1999 to 71% for the first six months of 2000 resulted from efficiencies realized from additional support contracts sold for completed Maxsys II and maxMC contracts. We expect that cost of support services revenues will continue to increase in dollar amount as we continue to expand our customer support department to meet anticipated customer demand. We cannot yet determine the impact of these increased costs on our gross margins.

       Research and Development. Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related department overhead and depreciation on equipment. Research and development expenses totaled $814,000 or 25% of total revenues during the quarter ended June 30, 2000, an increase of $433,000 or 114% compared to expenses totaling $381,000 representing 15% of total revenues during the quarter ended June 30, 1999. Research and development expenses increased by $721,000 or 93% from $771,000, representing 17% of total revenues, during the six months ended June 30, 1999 to $1,492,000, representing 26% of total revenues, during the six months ended June 30, 2000. This increase resulted from the inclusion of the iHealthMedia.com division from January 2000 together with an increase in headcount, salaries, benefits and other personnel-related expenses, including stock-based compensation expense further discussed below, as we increased the size of the research and development staff. We anticipate that we will continue to devote substantial resources to research and development and that such expenses will increase in dollar amounts. We cannot yet determine the impact of these increased costs on our total operating expenses.

       Sales and Marketing. Sales and marketing expenses consists principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotional costs, and departmental overhead. Sales and marketing expenses during the quarter ended June 30, 2000 amounted to $1,643,000 representing 50% of total revenues, in comparison with $752,000 representing 30% of total revenues during the corresponding quarter of the previous year. Sales and marketing expenses increased by $1,823,000 or 121% from $1,504,,000, representing 32% of total revenues, during the six months ended June 30, 1999 to $3,327,000, representing 59% of total revenues, during the six months ended June 30, 2000. This increase resulted from increased salaries, benefits and other personnel-related expenses due to growth in the number of sales and marketing personnel, stock-based compensation expense further discussed below, increases in sales commissions due to an increase in the volume of customer contracts, increases in travel costs due to the increased headcount, and increases in trade shows and other marketing expenses incurred to build additional product awareness. There was also a one time bonus of $335,000 paid to the Chief Marketing Officer during the first quarter of 2000 in connection with deferred compensation that became payable in the event the company went public. As a result of the company completing its Initial Public Offering in the first quarter of 2000, this amount was booked to Sales and Marketing expenses in this period. Further disclosure of this non-recurring item can be found in our S-1 prospectus filed with the SEC. Other than this non-recurring item, we expect that sales and marketing expenses will continue to increase in dollar amounts as we continue to expand our sales and marketing efforts, continue to add personnel and increase promotional activities. We cannot yet determine the impact these increases in expenses will have on our total operating expenses.

       General and Administrative. General and administrative expenses consist of compensation for personnel, fees for outside professional services, costs associated with maintaining the company as a public corporation, amortization of unearned stock-based compensation, and allocated occupancy and overhead costs. General and administrative expenses increased by $404,000 or 52% from $784,000, representing 31% of total revenues, in the second quarter of 1999 to $1,188,000, representing 36% of total revenues, in the second quarter of 2000. General and administrative expenses amounted to $2,325,000 representing 41% of total revenues during the six months ended June 30, 2000, an increase of $769,000 or 49% from expenses totaling $1,556,000 representing 34% of total revenues, for the corresponding six month period in the previous year. The increase was due to an increase in the number of employees due to the inclusion of iHealthMedia.com as a division from January 2000, higher professional service fees, stock-based compensation expense further discussed below, together with costs associated with operating as a public company. Also, we had increased occupancy costs due to our expanded facility in Chico that started in September 1999 and the commencement of our Portland office lease from February 2000 in connection with our iHealthMedia.com acquisition. Finally, we incurred a goodwill expense arising from the acquisition of iHealthMedia.com in January 2000 of $87,000 for the second quarter of 2000, and $138,000 during the six months ended June 30, 2000. We believe that our general and administrative expenses will continue to increase in dollar amounts as a result of our growing operations and the expenses associated with operating as a public company. We cannot yet determine the impact of these increased expenses on our total operating expenses.

       Stock-based Expenses. In connection with certain stock option grants and common stock issuance during the years ended December 31, 1998 and 1999, and for the six months ended June 30, 2000, the Company recognized unearned compensation totaling $4,166,000, $1,610,000 and $497,000 respectively, which is being amortized over the vesting periods or as the Company's repurchase rights lapse (See Note 8 of Notes to Financial Statements for year ended December 31, 1999), as applicable, using the multiple option approach prescribed by FIN No. 28. Amortization expense recognized during the second quarter of 1999 and 2000 totaled $480,000 and $507,000, respectively, and for the first six months of 1999 and 2000 totaled $980,000 and $1,029,000, respectively, and has been allocated to the various operating expenses based on the associated personnel.

       Interest and Other Income and Interest Expense. Interest and other income consists primarily of earnings on our cash and cash equivalents. Interest and other income amounted to $27,000 and $512,000 for the quarters ended June 30, 1999 and 2000, respectively. Interest and other income totaled $49,000 and $783,000 during the six months ended June 30, 1999 and 2000, respectively. The substantial increase in income in 2000 is due to the higher levels of cash and cash equivalents held during the period arising from funds generated from the initial public offering in February 2000. Interest expense of $17,000 during the second quarter of 2000 and $25,000 for the six months ended June 30, 2000 arises from financing certain fixed assets through a finance lease program together with interest on a loan note for the purchase of iHealthMedia.com that was paid off in April 2000. Neither the finance lease program nor the loan note was in operation during the first two quarters of 1999, therefore there is no interest expense for those periods.

       Income Taxes. We recorded no current provision or benefit for federal or state income taxes for the either the first quarter of 1999 or 2000, as the Company had incurred net operating losses and had no carry-back potential. As of June 30, 2000, we had net operating loss carry-forwards for federal tax purposes in excess of $10 million and for state tax purposes, in excess of $3 million. These federal and state tax loss carry-forwards are available to reduce future taxable income. Utilization of such carry-forwards may be limited in certain circumstances including, but not limited to, cumulative stock ownership changes of more than 50 percent over a three-year period and will expire at varying amounts during the period from December 31, 2000 to 2014. The Company believes that there were cumulative changes of ownership of greater than 50 percent in February 1998. Accordingly, the amount of loss carry-forwards that may be utilized to reduce future taxable income for federal and state income tax purposes may be limited. The amount of the limitation has not yet been calculated. We have not recognized a deferred tax asset on our balance sheet.

LIQUIDITY AND CAPITAL RESOURCES


Since inception, we have financed our operations through net cash generated from operating activities, and private sales of common and preferred stock, with net proceeds totaling $11.1 million. During February 2000, we completed our initial public offering through which we raised net proceeds of approximately $35 million. As of June 30, 2000, we had $32.8 million in cash and cash equivalents and $31.0 million in working capital with outstanding debt totaling $0.4 million.

Net cash provided by (used in) operating activities was $579,000 and ($2,970,000) during the six months ended June 30, 1999 and 2000, respectively. Net cash used to fund operating activities in 2000 reflects net losses before non-cash charges for depreciation, amortization of intangible assets and stock based compensation, increases in net accounts receivable and other current assets and a decrease in deferred revenue, partially offset by an increase in accrued expenses. Net cash provided by operating activities in 1999 consists of net losses before non-cash charges for depreciation and amortization of intangible assets and stock based compensation, increases from accounts receivable and accrued expenses partially offset by decreases from deferred revenue.

Net cash used in investing activities was $249,000 in 1999 and $636,000 in 2000. Investing activities consist primarily of purchases of computer equipment, office furniture and leasehold improvements, and additions to capitalized software development costs.

Net cash generated from financing activities was $8,000 in 1999 and $34.5 million in 2000. Net cash generated from financing activities in 1999 resulted from the issuance of common stock. Net cash generated from financing activities in 2000 resulted from the issuance of common stock in connection with the Company's initial public offering that was completed during February 2000 less the payment for the acquisition of iHealthMedia.com, as described below, and additional notes paid off.

We purchased assets from High Technology Solutions, Inc. on January 31, 2000. At the closing, we paid High Technology Solutions, Inc. $250,000 and delivered a promissory note in the principal amount of $1,000,000. We paid the remaining balance of the promissory note in April 2000. The promissory note was collateralized by the assets we purchased.

In February 1998, the Company entered into an agreement with Brian Lang whereby the Company agreed to pay a bonus of $335,000 to Mr. Lang upon the successful completion of an initial public offering. This amount was paid on March 1, 2000 following our Initial Public Offering and the expense was recorded as operating expense for that period.

In April, 2000 we renewed a line of credit that allows maximum borrowings of $2.0 million. Advances on the line of credit are collateralized by all of our tangible and intangible personal property. At December 31, 1999, we had not drawn against the previous line of credit, but $233,000 was outstanding on a term note, which we used to finance the purchase of certain fixed assets. The previous line of credit and term note contain various restrictive covenants, one of which the Company was not in compliance with at December 31, 1999. From January 2000 through April 2000, the Company obtained waivers for all financial covenants for the period beginning September 30, 1999 through April 30, 2000. At June 30, 2000, there was $217,000 drawn down against the renewed line of credit without breach of any covenant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 with earlier application encouraged. The Company is currently assessing the impact, if any, of the adoption of SAB 101 on the Company's financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company is currently assessing the impact, if any, of adopting this interpretation.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company believes the adoption of this pronouncement will have no material impact on the Company's financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while, at the same time, maximizing the yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality money market accounts that invest in debt securities. Our investment in debt securities is subject to interest rate risk. To minimize the exposure due to adverse shifts in interest rates, we invest in money market accounts that invest only in short-term securities that maintain an average maturity of less than one year and debt securities that also have an average maturity of less than one year. As a result, we do not believe we are subject to significant market risk.


PART II OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults in Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)   The following exhibits have been filed with this report:
               27.1 Financial Data Schedule

         (b)   Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended June 30, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2000

                                   LANDACORP, INC.
                                   (Registrant)

                                   /s/  Eugene Santa Cattarina
                                   ---------------------------------------------
                                   President, Chief Executive Officer,
                                   (principal executive officer)


                                   /s/  Stephen P. Kay
                                   ---------------------------------------------
                                   Chief Operating Officer and
                                   Chief Financial Officer

INDEX TO EXHIBITS

27.1 Financial Data Schedule