Form 10-Q
period 2000-09-30
LANDACORP INC
filed 2000-11-14
CIK 1058177

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        COMMISSION FILE NUMBER 333-87435

                                LANDACORP, INC.
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                      94-3346710
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

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

                                Yes [X]  No [ ]


Number of shares of Common stock, par value of $0.001, outstanding as of September 30, 2000: 13,705,825

================================================================================

                                LANDACORP, INC.

                              INDEX FOR FORM 10-Q

                               SEPTEMBER 30, 2000


                                                                             PAGE NO.
                                                                             --------
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes

         Balance Sheets as of December 31, 1999 and September 30, 2000 ......   1

         Statements of Operations for the nine months and for the three
         months ended September 30, 1999 and September 30, 2000 .............   2

         Statements of Cash Flows for the nine months ended
         September 30, 1999 and September 30, 2000 ..........................   3

         Notes to Financial Statements ......................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................   8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........  16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................  16

Item 2.  Changes in Securities ..............................................  16

Item 3.  Defaults in Senior Securities ......................................  16

Item 4.  Submission of Matters to Vote of Security Holders ..................  16

Item 5.  Other Information ..................................................  16

Item 6.  Exhibits and Reports on Form 8-K ...................................  16

LANDACORP, INC.

BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                      December 31,      September 30,
                                                                                         1999                2000
                                                                                      ------------      -------------
                                                                                        (audited)        (unaudited)
                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $  1,884,000       $ 32,071,000
   Accounts receivable and costs and estimated
    earnings in excess of billings on uncompleted
    contracts, net                                                                       2,090,000          4,084,000
   Other current assets                                                                    164,000            341,000
                                                                                      ------------       ------------

     Total current assets                                                                4,138,000         36,496,000

Property and equipment, net                                                              1,057,000          1,456,000
Intangible Assets, net                                                                          --            919,000
Capitalized software, net                                                                   61,000             49,000
Deferred offering costs                                                                    595,000                 --
Other assets                                                                                 8,000             16,000
                                                                                      ------------       ------------
                                                                                      $  5,859,000       $ 38,936,000
                                                                                      ============       ============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $    463,000       $    367,000
   Accrued expenses                                                                      1,804,000          2,094,000
   Deferred revenue and billings in excess of costs
    and estimated earnings on uncompleted contracts                                      2,637,000          2,677,000
   Current portion of long-term debt                                                       277,000            259,000
                                                                                      ------------       ------------

     Total current liabilities                                                           5,181,000          5,397,000

Long-term debt, net of current portion                                                     164,000            146,000
                                                                                      ------------       ------------

                                                                                         5,345,000          5,543,000
                                                                                      ------------       ------------

Stockholders' equity:
   Preferred Stock, $0.001 par value, aggregate liquidation amount $8,160,000 at
    December 31, 1999; 8,000,000 shares authorized; 6,800,000 shares issued
    and outstanding at December 31, 1999; none at September 30, 2000                         7,000                 --
   Common Stock, $0.001 par value, 15,000,000 shares
    authorized; 2,610,000 and 13,706,000
    shares issued and outstanding                                                            3,000             14,000
   Additional paid-in capital                                                           16,955,000         52,575,000
   Notes receivable from officers                                                         (189,000)          (187,000)
   Unearned stock-based compensation                                                    (2,645,000)        (1,679,000)
   Accumulated deficit                                                                 (13,617,000)       (17,330,000)
                                                                                      ------------       ------------
     Total stockholders' equity                                                            514,000         33,393,000
                                                                                      ------------       ------------
                                                                                      $  5,859,000       $ 38,936,000
                                                                                      ============       ============


   The accompanying notes are an integral part of these financial statements.

LANDACORP, INC.

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                    -------------------------------       -------------------------------
                                        1999               2000               1999               2000
                                    ------------       ------------       ------------       ------------
                                              (unaudited)                   (audited)         (unaudited)
Revenues:
   System sales                     $  1,908,000       $  3,371,000       $  5,633,000       $  7,741,000
   Support services                      508,000            597,000          1,434,000          1,902,000
                                    ------------       ------------       ------------       ------------
     Total revenues                    2,416,000          3,968,000          7,067,000          9,643,000
                                    ------------       ------------       ------------       ------------

Cost of revenues:
   System sales                          746,000          1,099,000          2,223,000          3,194,000
   Support services                      144,000            170,000            440,000            546,000
                                    ------------       ------------       ------------       ------------
     Total cost of revenues              890,000          1,269,000          2,663,000          3,740,000
                                    ------------       ------------       ------------       ------------
Gross profit                           1,526,000          2,699,000          4,404,000          5,903,000
                                    ------------       ------------       ------------       ------------

Operating expenses:
   Sales and marketing                   790,000          1,600,000          2,294,000          4,927,000
   Research and development              470,000          1,013,000          1,241,000          2,505,000
   General and administrative            837,000          1,155,000          2,393,000          3,480,000
                                    ------------       ------------       ------------       ------------

     Total operating expenses          2,097,000          3,768,000          5,928,000         10,912,000
                                    ------------       ------------       ------------       ------------

Loss from operations                    (571,000)        (1,069,000)        (1,524,000)        (5,009,000)

Interest and other income, net            27,000            548,000             76,000          1,331,000
Interest expense                          (4,000)            (9,000)            (4,000)           (34,000)
                                    ------------       ------------       ------------       ------------

Net loss                            $   (548,000)      $   (530,000)      $ (1,452,000)      $ (3,712,000)
                                    ============       ============       ============       ============

Net loss per share:
   Basic and diluted                $      (0.42)      $      (0.04)      $      (1.21)      $      (0.33)
                                    ============       ============       ============       ============

   Weighted average shares             1,293,000         12,976,000          1,204,000         11,352,000
                                    ============       ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

LANDACORP, INC.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                             Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                1999               2000
                                                                            ------------       ------------
                                                                              (audited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $ (1,452,000)      $ (3,712,000)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                               270,000            745,000
     Provision for doubtful accounts                                              28,000            126,000
     Amortization of unearned stock-based compensation                         1,464,000          1,406,000
     Stock issued at a discount for services rendered                             48,000                 --
     Changes in assets and liabilities, net of effects of acquisition:
         Accounts receivable and costs and estimated earnings in
         in excess of billings on uncompleted contracts, net                    (595,000)        (2,120,000)
         Other assets                                                             (9,000)          (185,000)
         Accounts payable                                                        158,000            (96,000)
         Accrued expenses                                                        443,000            272,000
         Deferred revenue and billings in excess of costs
          and estimated earnings on uncompleted contracts                         80,000             40,000
                                                                            ------------       ------------

           Net cash provided by (used in) operating activities                   435,000         (3,524,000)
                                                                            ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                     (578,000)          (694,000)
   Capitalized software development costs                                        (58,000)           (89,000)
                                                                            ------------       ------------

           Net cash used in investing activities                                (636,000)          (783,000)
                                                                            ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowing on line of credit                                          --            217,000
   Proceeds from borrowing on long term debt                                     270,000             15,000
   Payments on long-term debt                                                    (15,000)        (1,518,000)
   Collection on notes receivable from officers                                       --              2,000
   Proceeds from issuance of common stock, net                                     8,000         35,778,000
                                                                            ------------       ------------

           Net cash provided by financing activities                             263,000         34,494,000
                                                                            ------------       ------------

Increase in cash and cash equivalents                                             62,000         30,187,000

Cash and cash equivalents, beginning of period                                 2,032,000          1,884,000
                                                                            ------------       ------------

Cash and cash equivalents, end of period                                    $  2,094,000       $ 32,071,000
                                                                            ============       ============

Supplemental cash flow information:
   Cash paid for interest                                                   $      4,000       $     34,000
                                                                            ============       ============

   Cash paid for income taxes                                               $      1,000       $      1,000
                                                                            ============       ============

Supplemental non-cash financing activities:
   Common stock issued for notes receivable from officers                   $    189,000       $         --
                                                                            ============       ============

   Forfeiture of unvested stock options                                     $         --       $         --
                                                                            ============       ============

   Issuance of note payable in conjunction with the acquisition
     of IHD                                                                 $         --       $  1,250,000
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

       The accompanying unaudited financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The balance sheet at December 31, 1999 is derived from the audited financial statements included in the Form 10-K for the year ended December 31, 1999. The statements of operations and cash flows for the nine months ended September 30, 1999 are derived from the audited financial statements included in the Form S-1 filed with the SEC in connection with the Company's initial public offering that was completed in February 2000. However, this Form 10-Q does not include all Form 10-K, Form S-1 and other disclosures required by generally accepted accounting principles in the United States for the balance sheet and statements of operations and cash flows as presented herein. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

       The results of operations presented for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.


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

LANDACORP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       FIN 44 is effective July 1, 2000; the Company has adopted the provisions of FIN 44 and the effects of adoption did not have a material effect on the Company's financial statements.

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

LANDACORP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.     NET LOSS PER SHARE

       Loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares comprise common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options. The potential common shares, which are excluded from the determination of diluted net loss per share as the effect of such shares on a weighted average basis is anti-dilutive, as at September 30, 1999 and September 30, 2000 are 9,467,000 (includes 6,800,000 shares of preferred stock and warrants to purchase 350,000 shares of common stock, that were converted/exercised in conjunction with the initial public offering in February 2000) and 1,699,000, respectively.


5.     UNEARNED STOCK-BASED COMPENSATION

       In connection with certain stock option grants during the nine months ended September 30, 2000, the Company recognized unearned compensation totaling $497,000, which is being amortized over the vesting periods, using the multiple option approach prescribed by FIN No. 28.

       Amortization expense in connection with unearned stock-based compensation recognized during the three month and nine month periods ended September 30, 2000, totaled $377,000 and $1,406,000, respectively, and has been allocated to operating expenses.

       The Company expects to amortize $325,000 during the remainder of 2000, $897,000 in 2001, $362,000 in 2002, $85,000 in 2003, and $10,000 in 2004.
       The Company will reduce unearned compensation expense for future periods to the extent that options terminate prior to full vesting. During the nine months ended September 30, 2000, unearned compensation was reduced by $57,000 as a result of options that terminated prior to vesting.


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

LANDACORP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.     LINE OF CREDIT

       In April 2000, the Company renewed its line of credit that allows maximum borrowings of $2.0 million. Advances on the line of credit are collateralized by all of the Company's tangible and intangible personal property. At September 30, 2000, $217,000 was drawn against the renewed line of credit and is included as current portion of long-term debt on the balance sheet.


8.     SUBSEQUENT EVENTS

       On October 27, 2000 the Company acquired the business assets and liabilities of ProMedex from PMX Holdings, Inc. for $584,375 in cash and the issuance of 250,000 shares of the Company's common stock. On November 2, 2000 the Company also acquired all of the shares of PatientCentrix, Inc. for $5,850,000 in cash, the issuance of 1,157,000 shares of the Company's common stock and assumption of all the issued and outstanding options of PatientCentrix, Inc. It is anticipated that there will be additional net cash expenditure required to fund both business units before they can become cash flow neutral or cash flow positive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements, trend analyses and other information contained in the following discussion relative to markets for our products and trends in revenues, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "could," "estimate," "expect,"
"intend" and "plan" and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" as well as other risks and uncertainties referenced in our S-l prospectus and other forms filed periodically with the SEC.


  OVERVIEW

We offer business-to-business electronic medical management solutions to healthcare payers and providers that are designed to help our clients control the cost and improve the quality of healthcare delivery. Our applications automate and streamline administrative and business processes and enable real-time interaction among various healthcare participants. As of September 30, 2000, 7 payers who claim to have a combined membership of eight million participants were using our maxMC solution, and approximately 160 hospital providers were using our Maxsys solutions. We have successfully implemented e-maxMC at a customer site in October 2000.

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

Traditionally, we have recognized system sales revenues and associated costs, using the percentage-of-completion method, with labor hours incurred relative to total estimated contract hours as the measure of progress towards completion. We, recognize revenues from sublicensing of third-party software upon installation of such software. We recognize revenues from support services ratably over the support period. We recognize revenues from training and consulting as such services are delivered.

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

During the nine months ended September 30, 2000, we recorded unearned stock-based compensation totaling $497,000 in connection with the grant of stock-based awards to certain employees. We are amortizing these amounts over the four-year vesting period of the related options. We issued these options to create incentives for continued performance. Of the total unearned compensation, we amortized $1,406,000 during the nine months ended September 30, 2000 and it has been allocated to operating expense. We expect to amortize $325,000 during the remainder of 2000, $897,000 in 2001, $362,000 in 2002, $85,000 in 2003 and
$10,000 in 2004. We will reduce unearned compensation expense for future periods to the extent that options terminate prior to full vesting. During the six months ended June 30, 2000, unearned compensation was reduced by $57,000 as a result of options that terminated prior to vesting.

RESULTS OF OPERATIONS

The following table presents the statement of operations data as a percentage of total revenues:

                                   Three Months Ended September 30,
                                                Dollars                         % of Revenues
                                   --------------------------------        ----------------------
                                        1999               2000              1999           2000
                                   -------------       ------------        ----------------------
                                              (unaudited)
Revenues:
   System sales                     $  1,908,000       $  3,371,000          79.0%          85.0%
   Support services                      508,000            597,000          21.0%          15.0%
                                    ------------       ------------
     Total revenues                    2,416,000          3,968,000         100.0%         100.0%
                                    ------------       ------------

Cost of revenues:
   System sales                          746,000          1,099,000          30.8%          27.7%
   Support services                      144,000            170,000           6.0%           4.3%
                                    ------------       ------------
     Total cost of revenues              890,000          1,269,000          36.8%          32.0%
                                    ------------       ------------
Gross profit                           1,526,000          2,699,000          63.2%          68.0%
                                    ------------       ------------

Operating expenses:
   Sales and marketing                   790,000          1,600,000          32.8%          40.3%
   Research and development              470,000          1,013,000          19.4%          25.6%
   General and administrative            837,000          1,155,000          34.6%          29.1%
                                    ------------       ------------

     Total operating expenses          2,097,000          3,768,000          86.8%          95.0%
                                    ------------       ------------

Loss from operations                    (571,000)        (1,069,000)        (23.6)%        (27.0)%

Interest and other income, net            27,000            548,000           1.1%          13.8%
Interest expense                          (4,000)            (9,000)         (0.2)%         (0.2)%
                                    ------------       ------------

Net loss                            $   (548,000)      $   (530,000)        (22.7)%        (13.4)%
                                    ============       ============


                                    Nine Months Ended September 30,             % of Revenues
                                    -------------------------------        ----------------------
                                        1999               2000              1999           2000
                                    ------------       ------------        ----------------------
                                              (unaudited)
Revenues:
   System sales                     $  5,633,000       $  7,741,000          79.7%          80.3%
   Support services                    1,434,000          1,902,000          20.3%          19.7%
                                    ------------       ------------
     Total revenues                    7,067,000          9,643,000         100.0%         100.0%
                                    ------------       ------------

Cost of revenues:
   System sales                        2,223,000          3,194,000          31.5%          33.1%
   Support services                      440,000            546,000           6.2%           5.7%
                                    ------------       ------------
     Total cost of revenues            2,663,000          3,740,000          37.7%          38.8%
                                    ------------       ------------
Gross profit                           4,404,000          5,903,000          62.3%          61.2%
                                    ------------       ------------

Operating expenses:
   Sales and marketing                 2,294,000          4,927,000          32.5%          51.1%
   Research and development            1,241,000          2,505,000          17.5%          26.0%
   General and administrative          2,393,000          3,480,000          33.8%          36.0%
                                    ------------       ------------

     Total operating expenses          5,928,000         10,912,000          83.8%         113.1%
                                    ------------       ------------

Loss from operations                  (1,524,000)        (5,009,000)        (21.5)%        (51.9)%

Interest and other income, net            76,000          1,331,000           1.1%          13.8%
Interest expense                          (4,000)           (34,000)         (0.1)%         (0.4)%
                                    ------------       ------------

Net loss                            $ (1,452,000)      $ (3,712,000)        (20.5)%        (38.5)%
                                    ============       ============

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of the third quarter and nine month periods ended September 30, 1999 and 2000.

       Revenues. System sales revenues increased by $1,463,000 or 77% from $1,908,000 for the third quarter of 1999 to $3,371,000 in the third quarter of 2000. For the nine months ended September 30, 2000 system sales revenue increased by $2,108,000 or 37% to $7,741,000 from $5,633,000 in the corresponding period of the previous fiscal year. During the nine months ended September 30, 2000, three customers accounted for 44%, 12% and 11% of the systems sales. Two customers accounted for 23% and 16% of system sales revenues during the corresponding period of 1999.

       Support services revenues increased by $89,000 or 18% from $508,000 in third quarter of 1999 to $597,000 in third quarter of 2000. During the nine months ended September 30, 2000 support service revenues increased 33% to $1,902,000 compared to $1,434,000 during the corresponding period of the previous year. The increase in support services revenue resulted from additional support contracts obtained as a result of the completion of maxMC and Maxsys II software implementations, partially offset by a decline in Maxsys I support revenues resulting from a continued decline in the total number of Maxsys I support customers. No customers accounted for 10% or more of the support services revenues during either the quarters ended September 30, 1999 and 2000 or during nine month periods ended September 30, 1999 and 2000.

       Cost of Revenues. Cost of system sales consists principally of costs incurred in the implementation of our software products, including personnel costs, amortization of unearned stock-based compensation, non-reimbursed travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. During the quarter ended September 30, 2000 these costs were $1,099,000 or 28% of system sales revenues, compared to costs of $746,000 representing 31% of system sales revenue during the third quarter of 1999. Cost of system sales increased by $971,000 or 44% from $2,223,000, representing 32% of system sales revenues, during the nine months ended September 30, 1999 to $3,194,000, representing 33% of system sales revenues, during the nine months ended September 30, 2000. This cost increase resulted from an increase in personnel costs as we added employees to perform software implementations, stock-based compensation expense further discussed below, and additional costs associated with iHealthMedia.com's implementation staff and other associated costs. iHealthMedia.com was acquired by the company as a new division at the end of January 2000. The decrease in the gross margin on system sales from 61% for the nine months ended September 30, 1999 to 59% during the corresponding period in 2000 resulted from an increase in headcount as we added personnel in anticipation of increases in the volume of systems contracts, together with a decrease in the revenue recognized for health plan contracts per implementation day expended on a customer, resulting from the change in the way we sell systems to health plans, as outlined above.

Cost of support services revenues increased by $26,000 or 18% from $144,000 to $170,000, representing 28% of support services revenues during both of the third quarters of 1999 and 2000. Cost of support services increased by $106,000 or 24% from $440,000 representing 31% of support services revenues during the nine months ended September 30, 1999 to $546,000 representing 29% of support services revenue during the nine months ended September 30, 2000. This increase in dollars resulted from an increase in salaries, benefits, stock-based compensation expense further discussed below, and other personnel-related expenses as we increased the size of the support services staff due to the increased volume of customers purchasing support contracts. The increase in the gross margin on support services from 69% during the first nine months of 1999 to 71% for the first nine months of 2000 resulted from efficiencies realized from additional support contracts sold for completed Maxsys II and maxMC contracts. We expect that cost of support services revenues will continue to increase in dollar amount as we continue to expand our customer support department to meet anticipated customer demand. We cannot yet determine the impact of these increased costs on our gross margin percentages.

       Research and Development. Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related department overhead and depreciation on equipment. Research and development expenses totaled $1,013,000 or 26% of total revenues during the quarter ended September 30, 2000, an increase of $543,000 or 116% compared to expenses totaling $470,000 representing 20% of total revenues during the quarter ended September 30, 1999. Research and development expenses increased by $1,264,000 or 102% from $1,241,,000, representing 18% of total revenues, during the nine months ended September 30, 1999 to $2,505,000, representing 26% of total revenues, during the nine months ended September 30, 2000. This increase resulted from the inclusion of the iHealthMedia.com division in February 2000 together with an increase in headcount, salaries, benefits and other personnel-related expenses, including stock-based compensation expense further discussed below, as we increased the size of the research and development staff. This is also in line with our announcement last quarter that we intended to increase our Research and Development expenses as we begin to create our Advanced Products Group to more fully leverage Internet technologies in our marketplace. We anticipate that we will continue to devote substantial resources to research and development and that such expenses will increase in dollar amounts. We cannot yet determine the impact of these increased costs on our total operating expenses.

        Sales and Marketing. Sales and marketing expenses consist principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotional costs, and departmental overhead. Sales and marketing expenses during the quarter ended September 30, 2000 amounted to $1,600,000 representing 40% of total revenues, in comparison with $790,000 representing 33% of total revenues during the corresponding quarter of the previous year. Sales and marketing expenses increased by $2,633,000 or 115% from $2,294,000, representing 33% of total revenues, during the nine months ended September 30, 1999 to $4,927,000, representing 51% of total revenues, during the nine months ended September 30, 2000. This increase resulted from increased salaries, benefits and other personnel-related expenses due to growth in the number of sales and marketing personnel, stock-based compensation expense further discussed below, increases in sales commissions due to an increase in the volume of customer contracts, increases in travel costs due to the increased headcount, and increases in trade shows and other marketing expenses incurred to build additional product awareness. There was also a one time bonus of $335,000 paid to the Chief Marketing Officer during the first quarter of 2000 in connection with deferred compensation that became payable in the event the company went public. As a result of the company completing its Initial Public Offering in the first quarter of 2000, this amount was booked to Sales and Marketing expenses in this period. Further disclosure of this non-recurring item can be found in our S-1 prospectus filed with the SEC. Other than this non-recurring item, we expect that sales and marketing expenses will continue to increase in dollar amounts as we continue to expand our sales and marketing efforts, continue to add personnel and increase promotional activities. We cannot yet determine the impact of these increase expenses on our total operating expenses.

        General and Administrative. General and administrative expenses consist of compensation for personnel, fees for outside professional services, costs associated with maintaining the company as a public corporation, amortization of unearned stock-based compensation, and allocated occupancy and overhead costs. General and administrative expenses increased by $318,000 or 38% from $837,000, representing 35% of total revenues, in the third quarter of 1999 to $1,155,000, representing 29% of total revenues, in the third quarter of 2000. General and administrative expense amounted to $3,480,000 representing 36% of total revenues during the nine months ended September 30, 2000, an increase of $1,087,000 or 45% from expenses totaling $2,393,000 representing 34% of total revenues, for the corresponding nine month period in the previous year. The increase was due to an increase in the number of employees due to the inclusion of iHealthMedia.com as a division in February 2000, higher professional service fees, stock-based compensation expense further discussed below, together with costs associated with operating as a public company. Also, we had increased occupancy costs due to our expanded facility in Chico that started in September 1999 and the commencement of our Portland office lease from February 2000 in connection with our iHealthMedia.com acquisition. Finally, we incurred goodwill amortization expense arising from the acquisition of iHealthMedia.com of $224,000 during the nine months ended September 30, 2000. We believe that our general and administrative expenses will continue to increase in dollar amounts as a result of our growing operations and the expenses associated with operating as a public company. We cannot yet determine the impact of these increased expenses on our total operating expenses.

       Stock-based Expenses. In connection with certain stock option grants and common stock issuance during the years ended December 31, 1998 and 1999, and for the nine months ended September 30, 2000, the Company recognized unearned compensation totaling $4,166,000, $1,610,000 and $497,000 respectively, which is being amortized over the vesting periods or as the Company's repurchase rights lapse (See Note 8 of Notes to Financial Statements for year ended December 31,
1999), as applicable, using the multiple option approach prescribed by FIN 28. Amortization expense recognized during the first three quarters of 1999 and 2000 totaled $1,512,000, and $1,406,000, respectively, and has been allocated to the various operating expenses based on the associated personnel.

        Interest and Other Income and Interest Expense. Interest and other income consists primarily of earnings on our cash and cash equivalents. Interest and other income amounted to $27,000 and $548,000 for the quarters ended September 30, 1999 and 2000, respectively. Interest and other income totaled $76,000 and $1,331,000 during the nine months ended September 30, 1999 and 2000, respectively. The substantial increase in income in 2000 is due to the higher levels of cash and cash equivalents held during the period arising from funds generated from the initial public offering in February 2000. Interest expense of $9,000 during the third quarter of 2000 and $34,000 for the nine months ended September 30, 2000 arises from financing certain fixed assets through a finance lease.

        Income Taxes. We recorded no current provision or benefit for federal or state income taxes for either the first, second or third quarters of 1999 or 2000, as the Company had incurred net operating losses and had no carry-back potential. As of September 30, 2000, we had net operating loss carry-forwards for federal tax purposes in excess of $10 million and for state tax purposes, in excess of $3 million. These federal and state tax loss carry-forwards are available to reduce future taxable income. Utilization of such carry-forwards may be limited in certain circumstances including, but not limited to, cumulative stock ownership changes of more than 50 percent over a three-year period and will expire at varying amounts during the period from December 31, 2000 to 2014. The Company believes that there were cumulative changes of ownership of greater than 50 percent in February 1998. Accordingly, the amount of loss carry-forwards that may be utilized to reduce future taxable income for federal and state income tax purposes may be limited. The amount of the limitation has not yet been calculated. We have not recognized a deferred tax asset on our balance sheet.

LIQUIDITY AND CAPITAL RESOURCES


Since inception, we have financed our operations through net cash generated from operating activities, and private sales of common and preferred stock, with net proceeds totaling $11.1 million. During February 2000, we completed our initial public offering through which we raised net proceeds of approximately $35 million. As of September 30, 2000, we had $32.1 million in cash and cash equivalents and $31.1 million in working capital with outstanding debt totaling $0.4 million.

Net cash provided by (used in) operating activities was $435,000 and ($3,524,000) during the nine months ended September 30, 1999 and 2000, respectively. Net cash used to fund operating activities in 2000 reflects net losses before non-cash charges for depreciation, amortization of intangible assets, increases in general provisions for bad and doubtful accounts, and stock based compensation, increases in net accounts receivable, other current assets and a decrease in accounts payable, partially offset by an increase in accrued expenses and deferred revenue. Net cash provided by operating activities in 1999 consists of net losses before non-cash charges for depreciation and amortization of intangible assets, increases in general provisions for bad and doubtful accounts, and stock based compensation, increases from accounts receivable and other assets partially offset by increases in accounts payable, accrued expenses and deferred revenue.

Net cash used in investing activities was $636,000 in 1999 and $783,000 in 2000. Investing activities consist primarily of purchases of computer equipment, office furniture and leasehold improvements, and additions to capitalized software development costs.

Net cash generated from financing activities was $263,000 in 1999 and $34.5 million in 2000. Net cash generated from financing activities in 1999 resulted from the proceeds from commencing a finance lease program less payment on the program, and the issuance of some common stock. Net cash generated from financing activities in 2000 resulted from the issuance of common stock in connection with the Company's initial public offering that was completed during February 2000 less the payment for the acquisition of iHealthMedia.com, as described below, and additional finance lease payments.

We purchased assets from High Technology Solutions, Inc. on January 31, 2000. At the closing, we paid High Technology Solutions, Inc. $250,000 and delivered a promissory note in the principal amount of $1,000,000. We paid the remaining balance of the promissory note in April 2000.

In February 1998, the Company entered into an agreement with Brian Lang whereby the Company agreed to pay a bonus of $335,000 to Mr. Lang upon the successful completion of an initial public offering. This amount was paid on March 1, 2000 following our Initial Public Offering and the expense was recorded as sales and marketing expense for that period.

In April, 2000 we renewed a line of credit that allows maximum borrowings of $2.0 million. Advances on the line of credit are collateralized by all of our tangible and intangible personal property. At December 31, 1999, we had not drawn against the previous line of credit, but $233,000 was outstanding on a term note, which we used to finance the purchase of certain fixed assets. The previous line of credit and term note contain various restrictive covenants, one of which the Company was not in compliance with at December 31, 1999. From January 2000 through April 2000, the Company obtained waivers for all financial covenants for the period beginning September 30, 1999 through April 30, 2000. As of September 30, 2000 there was $217,000 drawn against the renewed line of credit without breach of any covenant.

We signed a lease for a new principal facility in March 1999. We began making lease payments in September 1999 and we will continue to make such payments for eighty-four months, resulting in aggregate lease expenses of approximately $34,000 per quarter.

On October 27, 2000 we acquired the business assets and liabilities of ProMedex from PMX Holdings, Inc. for $584,375 in cash and the issuance of 250,000 shares of the Company's common stock.

On November 2, 2000 we acquired all of the shares of PatientCentrix, Inc. for $5,850,000 in cash, the issuance of 1,157,000 shares of the Company's common stock and assumption of all the issued and outstanding options of PatientCentrix, Inc. It is anticipated that there will be additional net cash expenditure required to fund both business units before they can become cash flow neutral or cash flow positive.

Additionally, we expect to experience significant growth in our operating expenses for the foreseeable future in order to execute our business plan. As a result, we anticipate that operating expenses and planned capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund additional acquisitions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents and the net proceeds from the sale of the common stock in our February 2000 offering will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financing. Such additional financing may be unavailable, or if it is available, it may only be available on unreasonable terms and may be dilutive to our stockholders.

Recent Accounting Pronouncements:
In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 with earlier application encouraged. The Company is currently assessing the impact, if any, of the adoption of SAB 101 on the Company's financial position or results of operations.

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

FIN 44 is effective July 1, 2000; the Company has adopted the provisions of FIN 44 and the effects of adoption did not have a material effect on the Company's financial statements.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while, at the same time, maximizing the yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality money market accounts that invest in debt securities and debt securities. Our investment in debt securities is subject to interest rate risk. To minimize the exposure due to adverse shifts in interest rates, we invest in money market accounts that invest only in short-term securities that maintain an average maturity of less than one year and debt securities that also have an average maturity of less than one year. As a result, we do not believe we are subject to significant market risk.


PART II OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 3. Defaults in Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K
        (a)The following exhibits have been filed with this report:
           27.1 Financial Data Schedule

        (b)Reports on Form 8-K
              (i). Report on Form 8-K relating to our acquisition of the business assets and liabilities of the ProMedex business from PMX Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2000

                                            LANDACORP, INC.
                                            (Registrant)

                                            /s/  Eugene Santa Cattarina
                                            ------------------------------------
                                            President, Chief Executive Officer,
                                            (principal executive officer)

                                            /s/  Stephen P. Kay
                                            ------------------------------------
                                            Chief Operating Officer and
                                            Chief Financial Officer

INDEX TO EXHIBITS

(i).   27.1 Financial Data Schedule

(ii). Report on Form 8-K filed on November 13, 2000 relating to our acquisition of the business assets and liabilities of the ProMedex business from PMX Holdings, Inc. incorporated by reference hereto.