Form 10-K
period 2000-12-31
LANDACORP INC
filed 2001-04-02
CIK 1058177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number: 000-29377

Landacorp, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3346710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4151 Ashford Dunwoody Road, Suite 505
Atlanta, Georgia    30319
(Address of Principal Executive Offices including Zip Code)

(404) 531-9956
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 PAR VALUE (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [   ]

      The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of March 28, 2001, was approximately $8,078,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the Registrant's Common Stock outstanding as of March 28, 2001 was 15,169,007.

Landacorp, Inc.

2000 ANNUAL REPORT ON FORM 10-K

INDEX

Part I.		Page
Item 1.	Description of Business	**
Item 2.	Item 2. Description of Property	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	**
Item 6.	Selected Consolidated Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Consolidated Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	**
Part III.
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Part IV.
Item 14.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	**
Signatures		**
Exhibits Index		**

PART I

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. Examples of such forward-looking statements include projections of our future results of operations or of our financial condition; our market opportunity; deployment, capabilities and uses of our products; advantages and advancements that may be enabled by our products; product development and product innovations; developments in the healthcare and healthcare management industries; expansion of our intellectual property portfolio; growth in our research and development, sales, marketing and general administrative expenses; and anticipated trends in our business. Actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors including, but not limited to, Landacorp's dependence on a limited number of products with limited market acceptance and other risk factors that are discussed in this Form 10-K and the Company's other filings with the SEC. Such statements reflect the judgement of the Company as of the date of this annual report on Form 10-K with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth below, which may have a significant impact on the Company's business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Landacorp undertakes no obligation to update forward looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Landacorp provides strategic healthcare management solutions to healthcare delivery and payer organizations. Our core Internet- and Windows-based medical management software is integrated with extensive predictive and preventive population health management programs and interactive media services to deliver comprehensive solutions that help manage and avoid cost, and enhance the quality of healthcare. Our medical management solutions automate and streamline administrative and business processes and facilitate interaction among various healthcare participants. These solutions help our clients deliver consistent and appropriate medical care utilizing clinical guidelines and business process rules specified by them, while minimizing inefficient paper-, fax- and phone-based communications. Our population health management solutions help our clients to deliver consistent and appropriate educational information to members of plans who have chronic or potentially high predicted expenditure outcomes associated with their illness. These member focused solutions assist our clients in intervening with these members to attempt to avoid costly procedures or expensive acute care episodes, they also support our clients' branding and marketing efforts by helping them build stronger, more binding relationships with their members through the communication tools and methodologies used to deliver the educational information. Our interactive media group provides web and interactive media development, design and services to the healthcare industry. These capabilities are integral not only to the marketing and branding efforts of our clients through the delivery of and access to their products and services via the Internet, but also to the development of Landacorp's products and services as they migrate to the Internet. Together, our medical management and population health management products and services, and our interactive media capabilities provide a comprehensive, end-to-end healthcare management solution: from the healthcare delivery organization and health plans, straight through to the consumer/member. We incorporated on April 27, 1982 as Landa Management Systems Corporation, a California corporation. We reincorporated as Landacorp, Inc., a Delaware corporation, on December 3, 1999. All product names included in this document are trademarks or Registered trademarks of either Landacorp or other third parties.

We currently offer five products to healthcare payers: maxMC, e-maxMC, DSManager, DSBuilder and Managing for Tomorrow. As of December 31, 2000, 26 payer organizations that claim to have a combined membership of 33 million participants were using our products, all of which are operational and in use among our client base.

Maxsys II is our product for healthcare providers. As of December 31, 2000, approximately 160 hospitals were using Maxsys II or its predecessor, Maxsys I, which we no longer market, but continue to support with a maintenance program.

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

We believe that the lack of functionality offered by existing internet-based and other electronic medical management products provides a significant market opportunity for Landacorp.

Our solutions benefit payers by:

    automating and streamlining administrative and business processes and clinical procedures and transactions to enhance operational efficiencies;
    increasing adherence to clinical guidelines to reduce delivery of inappropriate care;
    enhancing member satisfaction;
    providing applications to attract providers and members to payers' Web sites and bind them to the payer;
    supporting their marketing, branding and service efforts by providing consumer, member, or patient access to products, services and educational materials via the use of multiple media;
    providing population health management services to members with chronic diseases;
    providing members with health kits and educational information relevant to their disease type and disease states;
    identifying, by the use of data analysis, and providing intervention software to assist the plan in engaging members to try to modify their behavior prior to a high cost, acute care episode; and
    aggregating member data for trend analysis and decision support.

Our solutions benefit providers by:

    automating and streamlining administrative and business processes and clinical procedures and transactions to enhance operational efficiencies;
    reducing payment denials and claims appeals by payers;
    increasing quality and consistency of care;
    improving the efficiency of incident reporting and reducing the risk of legal liability;
    assisting with accreditation and administration of compliance programs; and
    aggregating data for trend analysis and decision support.

Members benefit from:

    increased access to health information content;
    empowerment and self-care, including participation in case management, disease management and wellness programs; and
    improved information flow such as referral tracking, claims status inquiries and personal information updating.

PRODUCTS

We currently market our solutions to healthcare payers and providers. The flexible and open design of our software solutions enables us to configure them to address our customers' evolving needs and specific clinical, administrative and business requirements. Our solutions feature:

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

  Interfacing Capabilities. We have built more than 300 interfaces, which enable efficient integration of our medical management solutions with other data systems. An interface is a method for transferring data from one system to another and a point at which a user can automatically launch a third-party program from within a given data system.

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

  Care Coordination Center. This function verifies membership and benefits eligibility and incorporates industry standard clinical guidelines, including InterQual(R) and M&R Care Guidelines, and criteria provided by the payer into the treatment decision process to ensure consistent decisions about care across member populations. Once the treatment decision data is input and the treatment request is authorized, the function enables the appropriate data to be directly and promptly exported to the payer's claims adjudication systems.

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

e-maxMC. Our Internet-based medical management solution for payers, e-maxMC, introduces providers and members into payers' internal medical management systems by combining the immediate and broad-based connectivity of the Internet with the medical management functions provided by our maxMC solution. This solution enables providers and members to access a payer's secure medical management information and proprietary business processes, giving them the ability to engage in real-time, Internet-based transactions such as clinically-based authorizations, referrals and health risk assessments. We have successfully deployed e-maxMC in one of our payer customers during 2000.

e-maxMC enables the following Web-based interactions between payers and providers:

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

e-maxMC enables the following Web-based interactions between payers and their members:

  Information Exchange. Online reviewing and updating of member demographic information and checking of plan benefit and claim status information.

  Physician Selection. Online selection of primary care physician in accordance with payer-specific policies from up-to-date lists of in-network physicians.

  Health Risk Assessment. Online completion of health risk assessments by members.

We utilize e-maxMC's applications to assist payers with the development of their healthcare Web sites and other Internet healthcare initiatives. We seek to provide payer organizations with, among other Internet services, healthcare content, and disease management tools. We believe that this strategy enables us to forge strong relationships with payers and could potentially generate sponsorship, advertising and e-commerce revenues.

DSBuilder. DSBuilder is our payer data warehouse and targeting product that we acquired in connection with our acquisition of PatientCentrix, Inc. on November 2, 2000. This software enables claims, pharmacy and other data of our payer clients to be gathered, cleaned and aggregated. The application applies proprietary algorithms to the data and targets the members of a plan who it identifies are at the highest risk of an expensive episode of care within the next six to twelve months. This information store may be managed at the payer's own facility or by us.

DSManager. DSManager is a payer disease-state intervention and management software product that we also acquired in connection with our acquisition of PatientCentrix, Inc. on November 2, 2000. Utilizing information obtained from the DSBuilder application, DSManager targets highest risk members so that nursing case managers can use this program's software and workflow rules to attempt to intervene with these members. The goal is to avoid costly episodes of care by helping members make better decisions about their own care and health practices.

Managing for Tomorrow. Managing for Tomorrow is a member- driven health management intervention program product for our payer customers that deals with multiple disease groups of members of the plan. We acquired this product on October 27, 2000 in connection with our acquisition of the assets and liabilities from PMX Holdings, Inc. Our customers provide us with the names of the individual members who fall into a number of disease management groups (for example: diabetes, cardiovascular disease, asthma and high-risk pregnancy). We then contact these members to enroll them in programs designed to encourage the member to ask for the right care in the right way. Enrollment is achieved via Internet web portal, interactive voice recognition programs, or by scanning a paper form. Depending on the information provided, members are placed into a segmented risk category and information targeted to their specific conditions is sent to them, along with an appropriate disease management kit and materials to help them control their disease states.

Maxsys II. Maxsys II, our medical management solution for healthcare delivery organizations, enables them to improve communications and apply more efficient workflow tools to the healthcare delivery process. Maxsys II is the successor to our Maxsys I product, which we no longer market but continue to support with a maintenance program. Key functions of our Maxsys II solution include:

  Case/Utilization Management. This function helps ensure that patients receive appropriate levels of care and minimizes expenses associated with inappropriate and unduly lengthy hospital stays. The function enables providers to reduce inefficient use of human resources and reduce denials of reimbursement by payers resulting from failure to follow payer guidelines. Our provider customers achieve these outcomes through the automation of the initial evaluation and on-going review of patient care in order to monitor compliance with clinical guidelines, including guidelines provided by the provider customer and industry standard clinical guidelines, such as InterQual(R) and M&R Care Guidelines.

  Quality Management. This function helps identify deficiencies in patient care or provider performance and alerts process improvement personnel in order to promote early intervention. The function allows a provider organization's staff to monitor and evaluate care processes, treatments, operative procedures and outcomes. It also permits quality managers to better monitor high-cost, high-risk procedures and to enforce quality initiatives by providing variance reporting, process monitoring and centralized data.

  Risk Management. This function helps to reduce financial losses by automating and supporting timely and thorough investigations, interventions, communication and education regarding potential and actual claims. This function enables a provider organization's risk management staff to be notified instantly as incidents are reported by personnel anywhere within the organization. The function also supports efficient management, tracking and analysis of potential and asserted claims by patient/episode, staff members, physicians, allied health professionals and visitors.

  Infection Control. This function facilitates effective management of epidemiology and analysis of treatment protocols based on the National Nosocomial Infections Study model, which reports the national standards for epidemiological studies. The function eliminates redundant manual data entry by extracting pertinent data from other sources in a provider organization's information technology system and from data collected by case and quality management staff.

  Credentialing. This function supports the tracking of provider (i.e.; physician) credentials by automating the maintenance and review of care provider information such as continuing medical education credits, medical board certifications and records of disciplinary and other adverse actions. The function also facilitates the exchange of data with the National Practitioner Data bank and other governmental bodies.

Interactive Media Group. Our interactive media group provides comprehensive interactive and multimedia services and products to the healthcare industry in addition to providing web development and design support to Landacorp's own products and services. Among the services we provide are Internet strategy development and education; consumer-oriented Web sites; secure stakeholder extranets (members, providers, stockholders, etc.); back-end system linkage for online "self-service" transactions; turnkey Web site design and hosting; and Web site modules. These modules include:

  RateFinder. RateFinder is a basic pre-qualification tool for the online insurance shopper. It allows online users at a managed care plan's public website to provide some basic information about their insurance needs and immediately be presented with a non-binding quote for insurance.

  Online Formulary. This product allows health plan members to look up medications by brand name, chemical name or classification. Members who have identified themselves as being enrolled in a particular plan can discover the level of reimbursement they can expect. Plans have the option of linking the formulary data to standard consumer leaflet information including indications, usage, contraindications, dosages, and even photographs of the pills themselves. In addition, plans can find out what drug their membership is most interested in.

  Provider Directories. This product allows a health plan's members to search for a provider by plan, provider type, location, name or virtually any other parameter for which there is data. "One-click" definitions of physician specialties are available with each specialty listing. Extensive provider details -- even pictures -- can be displayed, subject to data availability. On-line maps and driving directions can be added easily. Links to a provider's Web site can also be included.

SERVICES

We offer our payer and provider customers comprehensive implementation services such as:

    project management;
    identification of customer-specific system requirements;
    consideration of interactions between our solutions and our customer's information systems and designing appropriate administrative, clinical and business processes;
    actuarial and other consulting services;
    building proprietary interfaces to other systems and configuring hardware and software to support the customer's administrative, clinical and business processes; and
    training customer personnel.

We also offer a broad range of Internet-related services, such as:

    co-developing payers' healthcare Web sites;
    designing and implementing branding strategies and sticky applications;
    determining hardware and software requirements; and
    providing general health content, disease management tools and e-commerce capabilities.

CUSTOMERS

We target payers with membership ranging from several million to 50,000 covered lives. We currently serve 26 payer organizations that claim to have a combined membership of more than 33 million participants. Our top payer customers are Highmark (Blue Cross Blue Shield of Western Pennsylvania), Blue Cross Blue Shield of North Carolina, Health Risk Management, Inc., United Health of Illinois, Intergroup of Arizona, One Health Plan (part of Great West Life Assurance Company) and Renal Management Systems (a subsidiary of Baxter International Inc.). Highmark, Blue Cross Blue Shield of North Carolina, Health Risk Management, Inc. and Renal Management Systems are currently using our maxMC solution. Renal Management utilizes maxMC's disease management functionality, which they have implemented using a central database and twenty-two remote satellite operations throughout the United States. Blue Cross Blue Shield of North Carolina is also using our e-maxMC solution. United Health of Illinois and Intergroup of Arizona utilize our DSBuilder and DSManger solutions and One Health Plan utilizes our Managing for Tomorrow Program. During 2000 Blue Cross Blue Shield of North Carolina contributed more than ten percent of our total revenue for the year.

We target hospital providers with licensed beds ranging from several thousand to as few as 250. We currently serve approximately 160 providers. Our top three provider customers by total contract value are New York and Presbyterian Health Network, All Children's Hospital of St. Petersburg and the Baptist Healthcare Systems, Inc. New York and Presbyterian Health Network is currently implementing Maxsys II at nine of its thirteen facilities. All Children's Hospital has recently completed implementation of Maxsys II. Baptist Healthcare Systems has completed implementation of Maxsys II across its five hospital system. Many of our hospital provider customers continue to use Maxsys I, the predecessor of Maxsys II, which we no longer market, but continue to support with a maintenance program.

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

We have developed an open architecture standard, allowing separate functional components to run on several different hardware platforms. Maxsys II and maxMC, based upon the leading fourth generation language of PowerBuilder, run on standard Intel-compatible personal computers. DSManager and DSBuilder utilize Vbasic and SQL server databases. Our Managing for Tomorrow Program utilizes Oracle Databases, IVR and Web based front ends and PLSQL to script out the health risk assessment rules. Our common object request broker architecture, or CORBA, based rules engine runs on Microsoft NT and Sun Solaris systems. emaxMC, which utilizes Java, Java Servelets and XML for its functionality and either Microsoft's Internet Explorer or Netscape's Netscape Communicator browsers for the provider interface, makes use of any Internet capable system with the application itself being served by a Microsoft NT or Sun Solaris platform. Our data interface engine operates on the leading UNIX or Microsoft NT platforms. Additional servers may be placed in the system, such as report servers, fax servers or additional application servers, in order to ensure scalability without performance loss. The interaction of all these services and middleware makes the system truly n-tiered, rather than two-tiered (client/server) or three-tiered (client/application/server).

COMPETITION

The market for our solutions is highly competitive and is characterized by rapidly changing technology, evolving user needs and the frequent introduction of new products. The principal companies we compete against in the payer market include HPR (a subsidiary of McKesson HBOC), MedDecision, PhyCom, Confer, American Healthways, CorSolutions and others. In the hospital provider market, we compete against MIDS (a division of Affiliated Computer Systems, Inc.), SoftMed Systems and others.

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

    patient medical record information;
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

    security, privacy and encryption;
    pricing;
    taxation;
    content;
    copyrights and other intellectual property;
    contracting and selling over the Internet;
    distribution; and
    characteristics and quality of services.

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

EMPLOYEES

As of December 31, 2000, we employed 242 employees, including 79 employees in research and development, 112 employees in client services (including implementation and support services), 26 employees in sales and marketing and 25 employees in finance and administration.

Our success depends on our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the information technology industry, particularly for talented software developers, service consultants, and sales and marketing personnel. We may not be able to attract and retain qualified personnel in the future.

Our employees are not members of any labor union. We consider our relations with our employees to be good.

Executive Officers

Our executive officers and certain information about them as of December 31, 2000 are as follows:

Name	Age	Position(s)
Eugene Santa Cattarina	53	President, Chief Executive Officer and Director
Stephen Kay	39	Chief Operating Officer and Chief Financial Officer
Bryan Lang	42	Chief Technology Officer and Director
David Brown	45	Senior Vice President, Sales
Marlene McCurdy	47	Senior Vice President, Client Services
Michael Miele	36	Senior Vice President, Population Health Management and Director

Eugene Santa Cattarina, President and Chief Executive Officer and Director, came to Landacorp in July 1998, after serving since 1996 as President and Chief Executive Officer of Medicode, Inc., a leading healthcare information technology company that was recently acquired by United Healthcare Corporation. From 1986 to 1993, Mr. Santa Cattarina served in a number of leadership positions with TDS Healthcare Systems Corporation, a healthcare software systems company, including President and Chief Operating Officer. Following the acquisition of TDS Healthcare Systems Corporation by ALLTEL Corporation in 1993, Mr. Santa Cattarina continued as President and Chief Operating Officer of TDS Healthcare Systems Corporation until 1994, and as Executive Vice President of ALLTEL Information Services-Healthcare Division from 1994 to 1995. From 1967 to 1986, he held various positions with Technicon Corporation, a clinical laboratory automation company, including President, Domestic Division.

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

Bryan Lang, Chief Technology Officer and Director, is the founder of Landacorp. Mr. Lang served as Chief Executive Officer of Landacorp from 1993 to 1998 and has served as Chief Technology Officer since 1998. Mr. Lang has been a consultant and automated systems designer for fifteen years during which time he has worked extensively with healthcare industry projects in the United States, the United Kingdom, Canada, Saudi Arabia and Australia. As a specialist in healthcare process optimization, information systems and resource management, his efforts include work with hundreds of hospitals, health maintenance organizations, ambulatory care services, private physician practices and the U.S. and Saudi armed forces.

David Brown, Senior Vice President, Sales, joined Landacorp in July 1998. From 1997 to 1998, he was Vice President-Sales for HBO & Company's (now McKesson/HBOC) provider and payer solutions. From 1985 to 1997, Mr. Brown served in a number of sales and sales executive positions including Regional Sales Director/Vice President-Sales for Eclipsys Corporation (formerly ALLTEL Information Services-Healthcare Division, TDS Healthcare Systems Corporation and Technicon Data Systems). From 1983 to 1985, Mr. Brown was Regional Sales Director for Compucare, a provider of mainframe-and minicomputer- based software and services to hospitals. Mr. Brown began his career in healthcare with Technicon in 1980 as a Hospital Consultant and then moved into the position of Sales Representative.

Marlene McCurdy, Senior Vice President, Client Services, joined Landacorp in July 1998 after serving as Director, Implementation Strategy/Research & Development for Eclipsys Corporation since 1995. From 1990 to 1995, Ms. McCurdy held a number of implementation and technical support positions for TDS Healthcare Systems Corporation and ALLTEL Information Services -- Healthcare Division, including Director, Implementation Services.

Michael S. Miele, FSA, MAAA, Senior Vice President, Population Health Management and director joined Landacorp in November 2000. He is the founder of PatientCentrix and operated as Chairman and CEO of the company since its formation in 1995. Prior to founding PatientCentrix. Mr. Miele served as the Senior Actuary and National Practice Leader for the Price Waterhouse LLP Disease State Management Group.

Stephen Kay has announced his intention to resign as our Chief Financial Officer and Chief Operating Officer effective as of March 31, 2001, for personal reasons. Eugene Cattarina will act as our interim Chief Financial Officer and Chief Operating Officer. We have named Mark Rapoport as our new Chief Financial Officer, effective as of April 24, 2001. Mr. Rapoport, age 44, will join us from Atlanta-based iXL Enterprises, where he served as Senior Vice President, Controller. Prior to joining iXL, Mr. Rapoport served in a number of key financial positions for BellSouth Corporation. As Executive Director-Mergers & Acquisitions Accounting, he worked with the corporate development group for merger and acquisition activities and was responsible for setting overall BellSouth accounting policy. Mr. Rapoport also served as Vice President-Finance and Chief Financial Officer for BellSouth Entertainment, the company's video division. He also held several other executive financial management positions in business planning and market development in the BellSouth organization. Mr. Rapoport is a certified public accountant and earned his Master of Business Administration in finance and Accounting from Emory University in 1982.

Officers serve at the discretion of the Board and are appointed annually. The employment of each of our officers is at will and may be terminated at any time, with or without cause. There are no family relationships between any of the directors or executive officers of Landacorp.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Atlanta, Georgia. Our Research and Development and Support Departments are located in Chico, California. Our interactive media group is located in Portland, Oregon. Our Population Health Management groups are located in Montclair, New Jersey and Raleigh, North Carolina. We have under leases approximately 63,500 square feet of office space. We anticipate that our current facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Landacorp is not currently involved in any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the year ended December 31, 2000, the we sold and issued the following unregistered securities:

    On October 27, 2000, we became obligated to issued an aggregate of 250,000 shares of Common Stock to the shareholders of PMX Holdings, Inc., in connection with our acquisition of the ProMedex business, at a price per share of $2.0625. They were issued as authorized shares on March 26, 2001.
    On November 2, 2000, we issued an aggregate of 1,157,000 shares of Common Stock to the stockholders of PatientCentrix, Inc., in connection with our acquisition of PatientCentrix, Inc., at a price per share of $1.777.

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

On February 14, 2000, we completed our initial public offering (the "IPO") pursuant to a Registration Statement on Form S-1 (File No. 333-87435). In the IPO we sold an aggregate of 4,025,000 shares (including an overallotment option of 525,000 shares) at $10 per share. The aggregate net proceeds to us were approximately $35 million, after deducting underwriting discounts and commissions of approximately $2.7 million and expenses of approximately $1.1 million. We used the proceeds for general corporate purposes and acquisitions.

As of December 31, 2000, there were approximately 192 registered holders of our common stock. Our common stock is listed for quotation on the Nasdaq Stock Market's National Market System under the symbol "LCOR". The following table sets forth for the period indicated, the high and low prices of our common stock as quoted in the Nasdaq Stock Market's National Market System:

                                             High        Low
                                           ---------  ---------
February 9, 2000 to March 31, 2000....... $  21.790  $   7.875
Quarter ended June 30, 2000..............     8.750      3.500
Quarter ended September 30, 2000.........     4.625      2.125
Quarter ended December 31, 2000.......... $   3.031  $   1.500

We have not paid any dividends since our inception and do not intend to pay any dividends on our capital stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

You should read the following selected financial data in conjunction with our financial statements and their related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. We derived the following statement of operations data for the years ended December 31, 1998, 1999 and 2000, and the balance sheet data as of December 31, 1999 and 2000, from the audited financial statements included at the end of this report. We derived the following statement of operations data for the year ended December 31, 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 from audited financial statements not included elsewhere in this report.

                                                          Years Ended December 31,
                                           -----------------------------------------------------
                                             1996       1997       1998       1999       2000
                                           ---------  ---------  ---------  ---------  ---------
                                                               (in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenues:
    System sales and program services.... $   1,007  $   3,136  $   4,967  $   7,251  $  10,649
    Support services.....................       932        902      1,250      2,059      2,702
                                           ---------  ---------  ---------  ---------  ---------
      Total revenues.....................     1,939      4,038      6,217      9,310     13,351
                                           ---------  ---------  ---------  ---------  ---------
  Cost of revenues:
    System sales and program services....       499      1,097      2,330      3,071      4,571
    Support services.....................       285        299        422        594        784
                                           ---------  ---------  ---------  ---------  ---------
      Total cost of revenues.............       784      1,396      2,752      3,665      5,355
                                           ---------  ---------  ---------  ---------  ---------
  Gross profit...........................     1,155      2,642      3,465      5,645      7,996
                                           ---------  ---------  ---------  ---------  ---------
  Operating expenses:
    Sales and marketing..................       782      1,176      1,875      3,222      5,903
    Research and development.............     1,269      1,294      1,410      1,733      4,214
    General and administrative...........       801        975      2,165      3,175      5,516
    Amortization of intangible assets....       --         --         --         --         631
                                           ---------  ---------  ---------  ---------  ---------
      Total operating expenses...........     2,852      3,445      5,450      8,130     16,264
                                           ---------  ---------  ---------  ---------  ---------
  Loss from operations...................    (1,697)      (803)    (1,985)    (2,485)    (8,268)
  Interest and other income, net.........       --         --         101        103      1,765
  Interest expense.......................      (200)      (208)       (26)       (17)       (54)
                                           ---------  ---------  ---------  ---------  ---------
  Net loss............................... $  (1,897) $  (1,011) $  (1,910) $  (2,399) $  (6,557)
                                           =========  =========  =========  =========  =========
  Net loss per share:
    Basic and diluted.................... $   (1.74) $   (0.91) $   (1.83) $   (1.86) $   (0.57)
                                           =========  =========  =========  =========  =========

    Weighted average shares..............     1,088      1,108      1,041      1,290     11,605

                                                                 December 31,
                                           -----------------------------------------------------
                                             1996       1997       1998       1999       2000
                                           ---------  ---------  ---------  ---------  ---------
                                                               (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents.............. $     --   $     142  $   2,032  $   1,884  $  21,752
  Working capital (deficit)..............    (4,482)    (5,545)       455     (1,035)    17,918
  Total assets...........................     1,536      1,181      4,313      5,859     45,821
  Long-term debt.........................       --         --         --         441        306
  Notes payable and accrued interest
    to stockholders......................     2,035      2,716        --         --         --
  Stockholders' equity (deficit).........    (4,269)    (5,259)       899        514     35,661

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Landacorp provides strategic healthcare management solutions to healthcare delivery and payer organizations. Our core Internet- and Windows-based medical management software is integrated with extensive predictive and preventive population health management programs and interactive media services to deliver comprehensive solutions that help manage and avoid cost, and enhance quality of healthcare. Our medical management software applications automate and streamline administrative and business processes and enable real-time interaction among various healthcare participants. Our population health management solutions help our clients to deliver consistent and appropriate educational information to members of plans who have chronic or potentially high predicted expenditure outcomes associated with their illness. As of December 31, 2000, 26 payers who claim to have a combined membership of 33 million participants were using our payer solutions, and approximately 160 hospital providers were using our provider solutions. We have historically derived revenues from the installation and licensing of our maxMC and Maxsys solutions, sublicensing third-party software applications as part of system implementations and delivery of post-contract customer support, training and consulting services. We are currently focusing our primary development, sales and marketing efforts on our e-maxMC, maxMC, DSBuilder, DSManager, Managing for Tomorrow and Maxsys II products. Although we do not anticipate future system sales or enhancements of Maxsys I, we continue to provide maintenance services to, and receive maintenance fees from, customers who purchased this product in the past. We plan to continue to support Maxsys I for the foreseeable future as a service to such customers and pursuant to ongoing contractual obligations.

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

We introduced a new subscription-based fee structure for our e-maxMC and maxMC solutions during 2000 that provides for implementation services at a fixed hourly rate and the licensing of installed systems and post customer contract support through a monthly subscription fee based upon the number of members covered by the payer organization. Subscription-based contracts allow us to recognize the fair value of the implementation services as such services are delivered and recognize subscription fees on a monthly basis. With the acquisition of DSBuilder, DSManager and Managing for Tomorrow products in November 2000, we now have additional products for which revenue is recognized on a subscription fee based methodology. The majority of DSBuilder and DSManager revenue is recorded on a per member per month basis. Revenue received from our Managing for Tomorrow program is invoiced on a participant per year basis.

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

RECENT ACQUISITIONS

On January 31, 2000, we purchased from High Technology Solutions, Inc. assets related to its business of providing Web site services to healthcare payers. The purchase price for the assets is $1,268,000 (including an estimated $18,000 in assumed liabilities) of which we paid $250,000 at the closing. We paid the remaining balance in April 2000. The acquired assets include equipment, know how, trademarks and other intangible rights used by High Technology Solutions, Inc. in the operation of its business of providing Web site services to healthcare payers, as well as contracts, none of which are material. In connection with the acquisition we hired a number of former employees of High Technology Solutions, Inc. who we believe possess valuable expertise and relationships with potential healthcare payer customers. We believe the acquisition benefits Landacorp by providing us with valuable expertise and strategic relationships in the area of providing Web site services to healthcare payers faster and more cost-effectively than we would have been able to develop internally. As a result, the acquisition will allow us to accelerate the implementation of our strategy of providing Web site services to healthcare payers.

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

On October 27, 2000 we completed the acquisition of assets and liabilities of the ProMedex business from PMX Holdings, Inc. ("ProMedex"), a leading provider of population and disease management programs and services. The total purchase price of $4,632,000, consisted of $585,000 cash, $516,000 of the Company's common stock (250,000 shares), other acquisition related expenses of approximately $319,000, consisting primarily of payment for legal and financial advisory services and the assumption of liabilities of $3,212,000. The purchase price was allocated to intangible assets, including existing technology ($1,600,000), customer base ($510,000), assembled work force ($430,000), and goodwill ($2,092,000).

On November 2, 2000 we completed the acquisition of PatientCentrix, Inc. ("PatientCentrix"), a leading provider of population management targeting and intervention programs and services. The Company acquired 100% of the shares and assumed all outstanding options of PatientCentrix in return for cash of $5,850,000 paid to the stockholders and option holders, and issuing 1,157,000 shares to the stockholders of PatientCentrix. The price of the shares issued was $1.777 based on the average of the previous 20 trading days prior to the date of the definitive agreement, which was October 31, 2000. We also assumed all the incentive stock options issued by PatientCentrix prior to the acquisition. These now represent options to purchase up to 1,582,532 of Common Stock of Landacorp with an average exercise price of $1.525. The total purchase price of $11,188,000 consisted of $5,850,000 cash, $2,056,000 of our Common Stock (1,157,000 shares), assumed stock options with a fair value of $2,970,000, and other acquisition related expenses of approximately $312,000, consisting primarily of payment for legal and financial advisory services. Of the total purchase price, approximately $191,000 was allocated to the net tangible assets, approximately $961,000 was allocated to unearned compensation related to our right to repurchase 30% of the shares of the Company's Common Stock and options to purchase our Common Stock issued to employees of PatientCentrix pursuant to the purchase agreement in the event of such employee's termination under certain circumstances, and the remainder was allocated to intangible assets, including existing technology ($3,600,000), customer base ($640,000), assembled work force ($280,000), and goodwill ($5,516,000). Additionally, based on the total contract value of sales for PatientCentrix software and services, capped at $50 million in orders for the twelve months from the closing of the acquisition; up to $6 million in additional cash will be paid to the shareholders and option holders of PatientCentrix, prorata to their rights to PatientCentrix stock.

RESULTS OF OPERATIONS

The following table presents the statement of operations data as a percentage of total revenues:

                                                Percentage of Revenues
                                        -------------------------------------
                                               Year Ended December 31,
                                        -------------------------------------
                                           1998         1999         2000
                                        -----------  -----------  -----------
Revenues:
  System sales and program services...        79.9%       77.9%       79.8%
  Support services....................        20.1         22.1         20.2
                                        -----------  -----------  -----------
          Total revenues..............       100.0        100.0        100.0
                                        -----------  -----------  -----------
Cost of revenues:
  System sales and program services...        37.5         33.0         34.2
  Support services....................         6.8          6.4          5.9
                                        -----------  -----------  -----------
          Total cost of revenues......        44.3         39.4         40.1
                                        -----------  -----------  -----------
Gross profit..........................        55.7         60.6         59.9
                                        -----------  -----------  -----------
Operating expenses:
  Sales and marketing.................        30.1         34.6         44.2
  Research and development............        22.7         18.6         31.6
  General and administrative..........        34.8         34.1         41.3
  Amortization of intangible assets...          --           --          4.7
                                        -----------  -----------  -----------
          Total operating expenses....       (87.6)       (87.3)      (121.8)
                                        -----------  -----------  -----------
Loss from operations..................       (31.9)       (26.7)       (61.9)
Interest and other income, net........         1.6          1.1         13.2
Interest expense......................        (0.4)        (0.2)        (0.4)
                                        -----------  -----------  -----------
Net loss..............................       (30.7)%      (25.8)%      (49.1)%
                                        ===========  ===========  ===========

COMPARISON OF YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

Revenues. System sales and program service revenues and increased by $2,284,000 or 46% from $4,967,000 in 1998 to $7,251,000 in 1999 and by $3,398,000 or 47% to $10,649,000 in 2000. The increase in revenues between 1998 and 2000 resulted from growth in the volume of maxMC and Maxsys II contracts and an increase in the value of maxMC contracts. We added additional revenue from operating the interactive health media group from February 2000 and DSBuilder, DSManager and Managing for Tomorrow revenues from November 2000. In 1998, one customer accounted for 13% of system sales and program service revenues, in 1999, two customers accounted for 19% and 14% of system sales and program service revenues in 2000, two customers accounted for 37% and 11% of system sales and program service revenues.

Support services revenues increased by $809,000 or 65% from $1,250,000 in 1998 to $2,059,000 in 1999 and increased by $643,000 or 31% to $2,702,000 in 2000. The increase from 1998 to 2000 in support service revenues resulted from an increase in the number of support contracts sold for completed maxMC and Maxsys II contracts, partially offset by declines in the number of Maxsys I support customers.

Cost of Revenues. Cost of system sales and program services consists principally of costs incurred in the implementation of our software products, including personnel costs, amortization of unearned stock- based compensation, non-reimbursed travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. Cost of system sales and program services increased by $741,000 or 32% from $2,330,000, representing 47% of system sales and program service revenues, in 1998 to $3,071,000, representing 42% of system sales and program service revenues, in 1999 and by $1,500,000 or 49% to $4,571,000, representing 43% of system sales and program service revenues, in 2000. This cost increase resulted from an increase in personnel costs as we added employees to perform software implementations, stock-based compensation expense further discussed below, and additional license fees that were paid to third party software vendors resulting from an increase in the volume of completed software contracts. The increase in the gross margin on system sales and program services from 53% in 1998 to 58% in 1999 resulted from implementation efficiencies realized from the increased volume of software contracts, and the increased size of individual software contracts. The decrease in gross margin on system sales and program services from 58% in 1999 to 57% in 2000 is attributable to revenue we did not recognize in the fourth quarter of the year while we expensed all the costs associated with that customer. This was in connection with the signing an agreement with one of our customers that constituted a deferred payment plan and we felt that the appropriate treatment for that plan was to recognize the revenue on a cash received basis going forward. We expect that cost of system sales and program service revenues will continue to increase as we add personnel to meet anticipated increases in contract volume and integrate our DSBuilder, DSManager and Managing for Tomorrow products. We cannot yet determine the impact of these increased costs on our gross margins, other than the impact of the deferred payment agreement will continue to put the gross margins under pressure for the first half of 2001.

Cost of support service revenues consists of personnel costs, amortization of unearned stock-based compensation, support costs for third party software licenses, related department overhead and depreciation on equipment. Cost of support services revenues increased by $172,000 or 41% from $422,000, representing 34% of support services revenues, in 1998 to $594,000, representing 29% of support services revenues, in 1999 and by $190,000 or 32% to $784,000, representing 29% of support system revenues, in 2000. This increase in dollars resulted from an increase in salaries, benefits, stock-based compensation expense further discussed below, and other personnel-related expenses as we increased the size of the support services staff due to the increased volume of customers purchasing support contracts. The increase in the gross margin on support services from 66% during 1998 to 71% during both 1999 and 2000 resulted from efficiencies realized from additional support contracts sold for completed Maxsys II and maxMC contracts. We expect that cost of support services revenues will continue to increase in dollar amounts as we continue to expand our customer support department to meet anticipated customer demand. We cannot yet determine the impact of these increased costs on our gross margins.

Research and Development. Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related department overhead and depreciation on equipment. Research and development expenses increased by $323,000 or 23% from $1,410,000, representing 23% of total revenues, in 1998 to $1,733,000, representing 19% of total revenues, in 1999 and by $2,481,000 or 143% to $4,214,000, representing 32% of total revenues, in 2000. This increase resulted from an increase in salaries, benefits and other personnel-related expenses, including stock-based compensation expense further discussed below, as we increased the size of the research and development staff. We anticipate that we will continue to devote substantial resources to research and development and that such expenses will increase in dollar amounts. We cannot yet determine the impact of these increased costs on our total operating expenses.

Sales and Marketing. Sales and marketing expenses consist principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotions, costs, and department overhead. Sales and marketing expenses increased by $1,347,000 or 72% from $1,875,000, representing 30% of total revenues, in 1998 to $3,222,000, representing 35% of total revenues, in 1999 and by $2,681,000 or 83% to $5,903,000, representing 44% of total revenues, in 2000. This increase resulted from increased salaries, benefits and other personnel-related expenses due to growth in the number of sales and marketing personnel, stock-based compensation expense further discussed below, increases in sales commissions due to an increase in the volume of customer contracts, increases in travel costs due to the increased headcount, and increases in trade shows and other marketing expenses incurred to build additional product awareness. We expect that sales and marketing expenses will continue to increase in dollar amounts as we continue to expand our sales and marketing efforts, continue to add personnel and increase promotional activities. We cannot yet determine the impact of these increased expenses on our total operating expenses.

General and Administrative. General and administrative expenses consist of compensation for personnel, fees for outside professional services, amortization of unearned stock-based compensation, and allocated occupancy and overhead costs. General and administrative expenses increased by $1,010,000 or 47% from $2,165,000, representing 35% of total revenues, in 1998 to $3,175,000, representing 34% of total revenues, in 1999 and by $2,341,000 or 74% to $5,516,000 representing 41% of total revenues, in 2000. The increase was due to an increase in the number of employees, higher professional service fees, stock-based compensation expense further discussed below, and increased occupancy costs due to the commencement of our Atlanta office lease payment in December 1998, for expanded facilities in Chico, California in September 1999, assuming additional premises in February 2000 associated with our interactive health media group and finally office space acquired with the population health management products that we acquired in October 2000. We also had additional expenses associated with operating as a public company in fiscal 2000. We believe that our general and administrative expenses will continue to increase as a result of our growing operations and the integration of the population health management and interactive health media groups for a full year in 2001. However, we cannot yet determine the impact of these increased expenses on our total operating expenses.

Stock-Based Expenses. In connection with certain stock option grants and common stock issuances during the three years ended December 31, 1998, 1999 and 2000, the Company recognized unearned compensation totaling $4,166,000, $1,610,000, and $1,521,000, net Of 112,000 related to terminations, respectively. The 2000 figure of $1,521,000 is net of a credit of $112,000 relating to employees who have left. These costs are being amortized over the vesting periods or as the Company's repurchase rights lapse (See Note 5 of Notes to Financial Statements), as applicable, using the multiple option approach prescribed by FIN No. 28. Amortization expense recognized during the years ended December 31, 1998, 1999 and 2000, totaled $1,173,000, $1,958,000 and $1,842,000, respectively, and has been allocated to cost of sales and operating expenses. Additionally, compensation expense of $48,000 was recorded during 1999 for stock sold at a discount to a third party consultant for services provided, and is included in general and administrative expense. See Note 9 of Notes to Financial Statements.

Interest and Other Income and Interest Expense. Interest and other income consists primarily of earnings on our cash and cash equivalents. Interest and other income amounted to $101,000, $103,000 and $1,765,000 for the year ended December 31, 1998, 1999 and 2000, respectively. Interest income increased in 2000 primarily as a result of investing proceeds from the initial public offering in February 2000. Interest expense decreased by $9,000 or 35% from $26,000 in 1998 to $17,000 in 1999 and increased by $37,000 or 218% to $54,000 in 2000.

Income Taxes. We recorded no current provision or benefit for federal or state income taxes for the years ended December 31, 1998, 1999 and 2000, as we had incurred net operating losses and had no carryback potential. As of December 31, 2000, we had net operating loss carryforwards for federal tax purposes of approximately $11,093,000 and for state tax purposes of approximately $4,178,000. These federal and state tax loss carryforwards are available to reduce future taxable income. Utilization of such carryfor-wards may be limited in certain circumstances including, but not limited to, cumulative stock ownership changes of more than 50% over a three-year period and expire at varying amounts during the period from 2000 to 2014. We believe that there were cumulative changes of ownership of greater than 50% in February 1998. Accordingly, the amount of loss carryforwards that may be utilized to reduce future taxable income for federal and state income tax purposes will be limited. The amount of the limitation has not yet been calculated. We have not recognized a deferred tax asset on our balance sheet. See Note 6 of Notes to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through net cash generated from operating activities, and private sales of common and preferred stock. During February 2000, we completed our initial public offering through which we raised net proceeds of approximately $35 million. As of December 31, 2000, we had $21.8 million in cash and cash equivalents and $17.9 million in working capital with outstanding debt totaling $306,000.

Net cash provided by operating activities was $472,000 in 1999 compared to net cash used in operating activities of $5.1 million in 2000. Net cash provided by operating activities in 1999 consists of net losses before non-cash charges for depreciation and amortization, and increases to accounts payable, accrued expenses and deferred revenue. Net cash used to fund operating activities in 2000 reflects net losses before non-cash charges for depreciation and amortization, amortization of unearned stock-based compensation, increases in accounts receivable, increase in deferred revenue, and decreases in accounts payable and accrued expenses.

Net cash used in investing activities was $862,000 in 1999 and $9.4 million in 2000. Investing activities in 1999 consisted primarily of purchases of computer equipment, office furniture and leasehold improvements, and additions to capitalized software development costs. Investing activities in 2000 consisted primarily of the acquisition of three businesses (see Note 11 to the Company's financial statements), for which we paid approximately $8.3 million, and for computer equipment, office furniture and leasehold improvements, and additions to capitalized software development costs.

Net cash generated from financing activities was $4.7 million in 1998, $242,000 in 1999 and $34.4 million in 2000. Net cash generated from financing activities in 1998 resulted from the issuance of preferred stock and common stock, partially offset by principal payments on stockholder notes payable. Net cash generated from financing activities in 1999 resulted from proceeds from long-term debt and the issuance of common stock, partially offset by principal payments on long-term debt. Net cash generated from financing activities in 2000 resulted primarily from the issuance of common stock, related to the initial public offering in February 2000 (see Note 3 to the Company's financial statements) and the proceeds from long-term debt, partially offset by principal payments on long-term debt.

In February 1998, we entered into an agreement with Brian Lang whereby the Company agreed to pay a bonus of $335,000 to Mr. Lang upon the successful completion of our initial public offering. This amount was paid on March 1, 2000 following our initial public offering and the expense was recorded as operating expense for that period.

In February 1999, we obtained a line of credit (LOC Agreement) that allows maximum borrowings of $2.0 million. The Company was allowed to designate up to $300,000 of the maximum borrowings as a term note to finance purchases. At December 31, 1999, we had no outstanding borrowings under the LOC Agreement and $240,000 on the term note. In October 2000, the Company fully paid the outstanding balance on the term note.

In January 2001, we amended and restated the LOC Agreement by eliminating the term loan provision and certain covenant requirements. Advances on the LOC Agreement are collateralized by substantially all of our assets, accrue interest at prime plus 0.5%, and are due January 2002. At December 31, 2000, there were no outstanding borrowings under the LOC Agreement.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first fiscal year beginning after June 15, 2000. We will adopt SFAS 133 in our quarter ending March 31, 2001 and do not expect such adoption to have a material effect on our financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have adopted the provisions of SAB 101, which had no material impact on our results of operations, financial condition or cash flows.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. We have adopted the provisions of FIN 44, which had no material impact on our results of operations, financial condition or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A LONG HISTORY OF LOSSES AND MAY NEVER BECOME PROFITABLE

We have been in business since 1982 and we have incurred significant losses since that time. We expect to continue to incur losses on an annual basis for the foreseeable future. As of December 31, 2000, our accumulated deficit was $20.2 million. We expect to incur increased levels of product development, sales and marketing and administrative expenses and, as a result, we will need to increase our revenue significantly to achieve future profitability. Although our revenue has grown in recent quarters, we may not be able to sustain this growth and we may not realize sufficient revenue to achieve profitability. Further, even if we achieve profitability, due to competition and the evolving nature of the healthcare information technology and Internet market, we could fail to sustain or increase profitability on a quarterly or annual basis.

WE HAVE A HISTORY OF QUARTERLY AND ANNUAL FLUCTUATIONS IN OUR REVENUE AND OPERATING RESULTS, AND EXPECT THESE FLUCTUATIONS TO CONTINUE, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE

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
    the length of our sales cycle, which varies and is unpredictable;
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

Achieving our growth objectives depends on our medical management solutions achieving widespread market acceptance among healthcare payer organizations, which is difficult to determine at this time. We commercially released maxMC in 1997 and acquired DSBuilder, DSManager, and Managing for Tomorrow in the fourth quarter of 2000. We only have 26 payer customers currently use our solutions. Therefore, our solutions currently have limited market acceptance. We have completed the installation of e-maxMC at one client. As a result, e-maxMC has not achieved any market acceptance at this time and we currently do not have sufficient evidence to determine whether and to what extent it will achieve market acceptance. Achieving market acceptance for our medical management solutions will require ongoing improvement of their features and functionalities and enhanced sales and marketing efforts. If we do not gain significant market share for our medical management solutions before our competitors introduce alternative products with features similar to ours, our operating results will suffer. Our operating results will also suffer if our pricing strategies, such as our planned subscription pricing for payers, are not economically viable or acceptable to our customers.

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

We depend on a limited number of products and we operate exclusively in the market for medical management solutions. To date, we have derived substantially all of our revenue from the sale and associated support of Maxsys II (and its predecessor Maxsys I), a medical management solution marketed to hospital providers. We anticipate that substantially all of our revenue in the foreseeable future will be attributable to continued sales and associated support of that solution, as well as sales and support of maxMC, e-maxMC, DSBuilder, DSManager, and Managing for Tomorrow, our medical management solutions marketed to payers. Dependence on a limited product line makes us particularly susceptible to the successful introduction of, or changes in market preferences for, competing products. In addition, operating exclusively in the market for medical management solutions makes us particularly susceptible to downturns in that market that may be unrelated to the quality or competitiveness of our solutions.

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

OUR FUTURE SUCCESS DEPENDS IN SIGNIFICANT PART UPON THE CONTINUED SERVICE OF OUR EXECUTIVE OFFICERS

Our executive officers have a great deal of experience in the healthcare information technology industry in general and in the market for medical management solutions in particular. Therefore, they are uniquely qualified to manage our business and would be difficult to replace. We do not have employment contracts with most of these officers or many of our other key personnel. As a result, these employees may voluntarily terminate their employment with us at any time. The search for a replacement for any of our key personnel could be time consuming, and could distract our management team from the day-to-day operations of our business. This could delay the implementation of our growth strategy and negatively impact our ability to achieve targeted revenue growth. In addition, with the exception of two executive officers and one key employee, we do not maintain key person life insurance on our key personnel.

We do not believe that the departure of Stephen Kay, our Chief Financial Officer and Chief Operating Officer, will have a material adverse effect on our business and results of operations. Eugene Cattarina, our Chief Executive Officer, will act as interim Chief Operating Officer, a position for which he is well qualified. Our new Chief Financial Officer, Mark Rapoport, will join the Company in April 2000.

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

    cause sales of our solutions to decrease and our revenues to decline;
    cause us to incur significant warranty and repair costs;
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

WE FACE SIGNIFICANT COMPETITION FROM, AMONG OTHERS, SOFTWARE VENDORS, INTERNET COMPANIES AND CONSULTING GROUPS FOCUSED ON THE HEALTHCARE INDUSTRY

We face intense competition in the market for our medical management solutions. Many of our competitors have greater financial, technical, product development, marketing and other resources than we have. Because these organizations may be better known and have more customers than us, we may not compete successfully against them. The principal companies we compete against in the payer market include HPR (a subsidiary of McKesson HBOC), MedDecision, PhyCom, Confer, American Healthways, CorSolutions and others. In the hospital provider market, we compete against MIDS (a division of Affiliated Computer Systems, Inc.), SoftMed Systems and others. We expect that competition will continue to increase as a result of consolidation in the Internet, information technology and healthcare industries.

RAPIDLY CHANGING TECHNOLOGY MAY IMPAIR OUR ABILITY TO DEVELOP AND MARKET OUR MEDICAL MANAGEMENT SOLUTIONS

Because our business relies on technology, it is susceptible to:

    rapid technological change;
    changing customer needs;
    frequent new product introductions; and
    evolving industry standards.

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

We expect to review opportunities to acquire other businesses or technologies. In connection with acquisitions, we could:

    issue stock that would dilute our stockholders' percentage ownership;
    incur debt; or
    assume liabilities.

Acquisitions could involve numerous risks, including:

    problems integrating the purchased operations, technologies or products;
    unanticipated costs or unexpected liabilities;
    diversion of our management's attention from our core business;
    interference with existing business relationships with suppliers and customers;
    risks associated with entering markets in which we have no or limited prior experience; and
    potential loss of key employees of purchased organizations.

We may not be able to successfully integrate any businesses, products, technologies or personnel that we might purchase in the future.

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER, WHICH MAY LIMIT OUR STOCKHOLDER'S ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER STOCKHOLDER MATTERS

Our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us.

IF WE DO NOT MEET OUR FUTURE CAPITAL REQUIREMENTS, WE MAY BE UNABLE TO DEVELOP OR ENHANCE OUR MEDICAL MANAGEMENT SOLUTIONS, TAKE ADVANTAGE OF FUTURE OPPORTUNITIES OR RESPOND TO COMPETITIVE PRESSURES OR UNANTICIPATED EVENTS

We believe that the net proceeds of our initial public offering, together with our existing cash balances, credit facilities and expected cash flow from operations, will allow us to meet our capital requirements at least through the next 12 months. However, we may need or want to seek additional capital prior to that time. Such capital may not be available to us on favorable terms, or at all. Further, if we raise capital by issuing new equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise capital on acceptable terms, we may not have the resources to develop new products or enhance existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated events.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE, AND YOUR INVESTMENT COULD SUFFER A DECLINE IN VALUE.

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

    actual or anticipated variations in quarterly operating results;

    failure to achieve, or changes in, financial estimates by securities analysts;

    announcements of new products or services or technological innovations by us or our competitors;
    conditions or trends in the pharmaceutical, biotechnology and life science industries;
    announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

    additions or departures of key personnel;

    sales of our common stock; and
    developments regarding our patents or other intellectual property or that of our competitors.

In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management's attention and resources.

THERE MAY NOT BE AN ACTIVE, LIQUID TRADING MARKET FOR OUR COMMON STOCK.

There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq National Market. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

THE LARGE NUMBER OF SHARES OF OUR COMMON STOCK WHICH RECENTLY BECAME ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. All of the shares sold in our recently completed initial public offering will be freely transferable without restriction or further registration under the Securities Act, except for any shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding will be "restricted securities" as defined in Rule 144. These shares may be sold in the future without registration under the Securities Act, to the extent permitted by Rule 144 or other exemptions under the Securities Act.

On April 21, 2000, we registered 1,743,566 shares of common stock that are reserved for issuance upon exercise of options granted under our stock option and employee stock purchase plans. On March 22, 2001, we registered an additional 3,500,000 shares of common stock that are reserved for issuance upon exercise of options granted under our stock option plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

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

ITEM 8. FINANCIAL STATEMENTS
Page
Report of Independent Accountants	**
Consolidated Balance Sheets	**
Consolidated Statements of Operations	**
Consolidated Statements of Stockholders' Equity (Deficit)	**
Consolidated Statements of Cash Flows	**
Notes to Consolidated Financial Statements	**

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Landacorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Landacorp, Inc. and subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Sacramento, California
February 27, 2001

LANDACORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AND SUBSIDIARIES

                                                             December 31,
                                                      --------------------------
                                                          1999          2000
                                                      ------------  ------------
                       ASSETS
Current assets:
  Cash and cash equivalents......................... $  1,884,000  $ 21,752,000
  Accounts receivable and costs and estimated
     earnings in excess of billings on
     uncompleted contracts, net.......                  2,090,000     5,316,000
  Other current assets..............................      172,000       781,000
                                                      ------------  ------------
          Total current assets......................    4,146,000    27,849,000
Property and equipment, net.........................    1,057,000     2,626,000
Capitalized software, net...........................       61,000       136,000
Intangible assets, net..............................         --      15,210,000
Deferred offering costs.............................      595,000          --
                                                      ------------  ------------
          Total assets                               $  5,859,000  $ 45,821,000
                                                      ============  ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................. $    463,000  $  1,413,000
  Accrued expenses..................................    1,804,000     4,273,000
  Deferred revenue and billings in excess of
     costs and estimated earnings on
     uncompleted contracts............                  2,637,000     4,168,000
  Current portion of long-term debt.................      277,000        77,000
                                                      ------------  ------------
          Total current liabilities.................    5,181,000     9,931,000
Long-term debt, net of current portion..............      164,000       229,000
                                                      ------------  ------------
          Total liabilities                             5,345,000    10,160,000
                                                      ------------  ------------
Commitments(Note 7)

Stockholders' equity:
  Preferred Stock, $0.001 par value, aggregate
     liquidation amount $8,160,000 at December
     31, 1999; 8,000,000 shares authorized;
     6,800,000 shares issued and outstanding at
     December 31, 1999; none at December 31, 2000 ..        7,000          --
  Common Stock, $0.001 par value, 15,000,000
     shares authorized; 2,610,000 and 14,917,000
     shares issued and outstanding..................        3,000        15,000
  Additional paid-in capital........................   16,955,000    57,815,000
  Common Stock to be issued.........................         --         516,000
  Notes receivable from officers (Note 5)...........     (189,000)     (187,000)
  Unearned stock-based compensation.................   (2,645,000)   (2,324,000)
  Accumulated deficit...............................  (13,617,000)  (20,174,000)
                                                      ------------  ------------
          Total stockholders' equity................      514,000    35,661,000
                                                      ------------  ------------
           Total liabilities and stockholder's equity$  5,859,000  $ 45,821,000
                                                      ============  ============

The accompanying notes are an integral part of these financial statements.

LANDACORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended December 31,
                                        -------------------------------------
                                           1998         1999         2000
                                        -----------  -----------  -----------
Revenues:
  System sales and program services... $ 4,967,000  $ 7,251,000  $10,649,000
  Support services....................   1,250,000    2,059,000    2,702,000
                                        -----------  -----------  -----------
          Total revenues..............   6,217,000    9,310,000   13,351,000
                                        -----------  -----------  -----------
Cost of revenues:
  System sales and program services...   2,330,000    3,071,000    4,571,000
  Support services....................     422,000      594,000      784,000
                                        -----------  -----------  -----------
          Total cost of revenues......   2,752,000    3,665,000    5,355,000
                                        -----------  -----------  -----------
Gross profit..........................   3,465,000    5,645,000    7,996,000
                                        -----------  -----------  -----------
Operating expenses:
  Sales and marketing.................   1,875,000    3,222,000    5,903,000
  Research and development............   1,410,000    1,733,000    4,214,000
  General and administrative..........   2,165,000    3,175,000    5,516,000
  Amortization of intangible assets...          --           --      631,000
                                        -----------  -----------  -----------
          Total operating expenses....   5,450,000    8,130,000   16,264,000
                                        -----------  -----------  -----------
Loss from operations..................  (1,985,000)  (2,485,000)  (8,268,000)
Interest and other income, net........     101,000      103,000    1,765,000
Interest expense......................     (26,000)     (17,000)     (54,000)
                                        -----------  -----------  -----------
Net loss.............................. $(1,910,000) $(2,399,000) $(6,557,000)
                                        ===========  ===========  ===========
Net loss per share:
  Basic and diluted................... $     (1.83) $     (1.86) $     (0.57)
                                        ===========  ===========  ===========

  Weighted average shares-basic and
    diluted...........................   1,041,000    1,290,000   11,605,000
                                        ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

LANDACORP, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                  Common         Notes                                   Total
                                         Preferred Stock         Common Stock      Additional      Stock      Receivable    Unearned                  Stockholders'
                                     --------------------- ---------------------    Paid-in        to be         from      Stock-Based  Accumulated      Equity
                                       Shares      Amount    Shares      Amount     Capital        Issued      Officers    Compensation   Deficit      (Deficit)
                                     -----------  -------- -----------  --------  ------------  ------------  -----------  -----------  ------------  ------------
Balance at December 31, 1997........    606,000  $  1,000   1,111,000  $  1,000  $  4,047,000  $        --   $        --  $        --  $ (9,308,000) $ (5,259,000)
Issuance of Common Stock............       --          --      95,000        --       297,000           --            --           --           --        297,000
Conversion of Common Stock into                                                                         --            --           --           --            --
  Preferred Stock...................     18,000        --    (178,000)       --           --            --            --           --           --            --
Conversion of Series A, B and C                                                                         --            --           --           --            --
  Preferred Stock to Series D                                                                           --            --           --           --            --
  Preferred Stock...................    557,000        --         --         --           --            --            --           --           --            --
Issuance of Series D                                                                                    --            --           --           --            --
  Preferred Stock...................  5,619,000     6,000         --         --     6,592,000           --            --           --           --      6,598,000
Unearned stock-based                                                                                    --            --           --           --            --
  compensation......................       --          --         --         --     4,166,000           --            --   (4,166,000)          --            --
Amortization of unearned stock-                                                                         --            --           --           --            --
  based compensation................       --          --         --         --           --            --            --    1,173,000           --      1,173,000
Net loss............................       --          --         --         --           --            --            --           --    (1,910,000)   (1,910,000)
                                     -----------  -------- -----------  --------  ------------  ------------  -----------  -----------  ------------  ------------
Balance at December 31, 1998........  6,800,000     7,000   1,028,000     1,000    15,102,000           --            --   (2,993,000)  (11,218,000)      899,000
Issuance of Common Stock............       --          --      10,000        --        56,000           --            --           --           --         56,000
Common Stock issued for notes                                                                           --            --           --           --            --
  receivable from officers..........       --          --   1,572,000     2,000       187,000           --      (189,000)          --           --            --
Unearned stock-based                                                                                    --            --           --           --            --
  compensation......................       --          --         --         --     1,610,000           --            --   (1,610,000)          --            --
Amortization of unearned stock-                                                                         --            --           --           --            --
  based compensation................       --          --         --         --           --            --            --    1,958,000           --      1,958,000
Net loss............................       --          --         --         --           --            --            --           --    (2,399,000)   (2,399,000)
                                     -----------  -------- -----------  --------  ------------  ------------  -----------  -----------  ------------  ------------
Balance at December 31, 1999........  6,800,000     7,000   2,610,000     3,000    16,955,000           --      (189,000)  (2,645,000)  (13,617,000)      514,000
Issuance of Common Stock                   --          --                    --           --            --            --           --           --            --
  in connection with the Company's         --           --                                --            --            --           --           --            --
  initial public offering                  --           --  3,875,000     4,000    34,994,000           --            --           --           --     34,998,000
Conversion of preferred stock              --           --                                --            --            --           --           --            --
  to common stock                    (6,800,000)   (7,000)  6,800,000     7,000           --            --            --           --           --            --
Cashless exercise of warrants              --           --    308,000        --           --            --            --           --           --            --
Payment on notes receivable                --           --       --          --           --            --            --           --           --            --
  from officers.....................       --           --       --          --           --            --         2,000           --           --          2,000
Exercise of options ...............        --           --    157,000        --       260,000           --            --           --           --        260,000
Common stock issued is                     --           --       --          --           --            --            --           --           --            --
  connection with acquisitions             --           --  1,157,000     1,000     2,055,000       516,000           --           --           --      2,572,000
Assumption of stock options in             --           --       --          --           --            --            --           --           --            --
  connection with acquistion               --           --       --          --     2,970,000           --            --     (961,000)          --      2,009,000
Issuance of Common Stock                   --           --       --          --           --            --            --           --           --            --
  under stock purchase plan                --           --     10,000        --        21,000           --            --           --           --         21,000
Unearned stock-based                       --           --       --          --           --            --            --           --           --            --
  compensation net of terminations..       --           --       --          --       560,000           --            --     (560,000)          --            --
Amortization of unearned stock-                         --       --          --           --            --            --           --           --            --
  based compensation................       --           --       --          --           --            --            --    1,842,000           --      1,842,000
Net loss............................       --           --       --          --           --            --            --           --    (6,557,000)   (6,557,000)
                                     -----------  -------- -----------  --------  ------------  ------------  -----------  -----------  ------------  ------------
Balances at December 31, 2000.......       --    $      -- 14,917,000  $ 15,000  $ 57,815,000  $    516,000  $  (187,000) $(2,324,000) $(20,174,000) $ 35,661,000
                                     ===========  ======== ===========  ========  ============  ============  ===========  ===========  ============  ============

The accompanying notes are an integral part of these financial statements.

LANDACORP, INC. AND SUBSIDIARIES
CONSOLIDADATED STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31,
                                                      -------------------------------------
                                                         1998         1999         2000
                                                      -----------  -----------  -----------
Cash flows from operating activities:
  Net loss.......................................... $(1,910,000) $(2,399,000) $(6,557,000)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization...................     239,000      395,000    1,376,000
    Provision for doubtful accounts.................     100,000       (4,000)     371,000
    Amortization of unearned stock-based
      compensation..................................   1,173,000    1,958,000    1,842,000
    Stock issued at discount for services
      rendered......................................          --       48,000           --
    Changes in assets and liabilities,
      net of effects of acquisitons:
       Accounts receivable and costs and estimated
         earnings in excess of billing on
         uncompleted contracts, net.................  (1,111,000)    (435,000)  (2,177,000)
       Other assets.................................     (73,000)      14,000      774,000
       Deferred offering costs......................          --     (595,000)     595,000
       Accounts payable.............................    (296,000)     338,000     (772,000)
       Accrued expenses.............................    (225,000)     971,000     (592,000)
       Deferred revenue and billings in excess
         of costs and estimated earnings on
         uncompleted contracts..........                 211,000      181,000        5,000
       Accrued interest -- related party............    (495,000)          --           --
                                                      -----------  -----------  -----------
         Net cash provided by (used in) operating
           activities...............................  (2,387,000)     472,000   (5,135,000)
                                                      -----------  -----------  -----------
Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired.....        --           --   (8,263,000)
  Purchases of property and equipment                   (321,000)    (785,000)  (1,052,000)
  Capitalized software development costs                 (76,000)     (77,000)    (129,000)
                                                      -----------  -----------  -----------
         Net cash used in investing activities......    (397,000)    (862,000)  (9,444,000)
                                                      -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from long-term debt......................          --      270,000      105,000
  Payments on long-term debt........................          --      (36,000)    (939,000)
  Proceeds from stockholder notes payable...........     100,000           --           --
  Payments on stockholder notes payable.............  (2,032,000)          --           --
  Proceeds from Common Stock issuances..............       8,000        8,000   35,279,000
  Proceeds from Preferred Stock issuances...........   6,598,000           --           --
  Collection on note receivable from officers.......          --           --        2,000
                                                      -----------  -----------  -----------
         Net cash provided by financing activities..   4,674,000      242,000   34,447,000
                                                      -----------  -----------  -----------
Increase (decrease) in cash and cash equivalents....   1,890,000     (148,000)  19,868,000
Cash and cash equivalents, beginning of period......     142,000    2,032,000    1,884,000
                                                      -----------  -----------  -----------
Cash and cash equivalents, end of period............ $ 2,032,000  $ 1,884,000  $21,752,000
                                                      ===========  ===========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest............................ $   526,000  $    14,000  $    57,000
                                                      ===========  ===========  ===========
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
  Stockholder notes payable converted into
    Common Stock.................................... $   289,000  $        --  $        --
                                                      ===========  ===========  ===========
  Series A, B and C Preferred Stock
    converted into Series D
    Preferred Stock................................. $ 1,291,000  $        --  $        --
                                                      ===========  ===========  ===========
  Common Stock converted into Series D
    Preferred Stock................................. $    22,000  $        --  $        --
                                                      ===========  ===========  ===========
  Common Stock issued for notes
    receivable from officers........................ $        --  $   189,000  $        --
                                                      ===========  ===========  ===========

  Assets acquired under capital leases.............. $        --  $   207,000  $        --
                                                      ===========  ===========  ===========

  Unearned stock-based compensation................. $ 4,166,000    1,610,000    1,633,000
                                                      ===========  ===========  ===========

Details of acquisitions:

  Fair value of assets ............................. $        --  $        --  $19,905,000

  Liabilities ...................................... $        --  $        --  $(7,008,000)

  Common stock issued and options assumed........... $        --  $        --  $(4,581,000)
                                                      ===========  ===========  -----------
  Cash paid.........................................                           $ 8,316,000
  Less: cash acquired...............................                               (53,000)
                                                                                -----------
    Net cash paid for acquisition...................                           $ 8,263,000
                                                                                ===========

The accompanying notes are an integral part of these financial statements.

LANDACORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Landacorp, Inc. was established in 1982 and, along with its subsidiaries (collectively referred to herein as the "Company"), offers internet-based and other electronic medical management solutions to healthcare payers and providers designed to control and avoid cost and improve the quality of healthcare delivery. The Company maintains offices in Chico, California, Raleigh, North Carolina, Montclair, New Jersey and Atlanta, Georgia and derives substantially all of its revenues from customers in the United States.

REINCORPORATION

In December 1999, the Company reincorporated in the State of Delaware. As a result of the reincorporation, the Company changed its name from Landa Management Systems Corporation to Landacorp, Inc., and is authorized to issue 15,000,000 shares (increased to 50,000,000 shares in 2001) of $0.001 par value Common Stock and 8,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset, generally three to seven years, or the lease term, if shorter. Depreciable lives are as follows:

Furniture and fixtures.....................      7 years
Computer equipment.........................  3 - 5 years
Leasehold improvements.....................      5 years

Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and betterment's are capitalized, while expenditures for maintenance and repairs are charged against earnings as incurred.

INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Identifiable intangible assets primarily include assembled workforce, customer base, and existing technology. The Company uses modeling techniques on new acquisitions and long-range business plans, revised annually, to assess whether a revision of the existing estimated useful lives of intangible assets is necessary. Intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives ranging from two to fifteen years.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the book value of an asset may not be recoverable. An impairment loss is recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Since the Company's inception, no impairment losses have been identified.

The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets". An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in stock price for a sustained period, and our market capitalization relative to net book value. When the Company determines that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

REVENUE RECOGNITION

The Company derives revenues primarily from (i) the installation and licensing of health care quality and resource management software systems, (ii) sales of third party software applications as part of system implementations, (iii) the delivery of post-contract customer support, training and consulting services, and (iv) the delivery of health management program services.

The Company accounts for their multiple element contracts in accordance with the provision of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2. As the Company provides significant production, modification and/or customization of the software installed, system sales revenues, including training and consulting services essential to the software system, and the associated costs are recognized using the percentage- of-completion method, using labor hours incurred relative to total estimated contract hours as the measure of progress towards completion. When the current estimates of total contract revenue and contract cost indicate a loss, the Company records a provision for the estimated loss on the contract. The allowance for contract losses totaled $97,000 and $74,000 at December 31, 1999 and 2000, respectively. Sales of software products of other vendors are recognized upon installation. Support services included in the initial licensing agreement and annual support service renewal contracts are deferred and are recognized ratably over the support period. Revenues from training and consulting not considered essential to the functionality of the software system are recognized when the Company has delivered the services in accordance with the terms of the service agreements or have no future performance obligations. Amounts billed in advance of revenue recognition are recorded as deferred revenue.

During 2000, the Company introduced a new subscription-based fee structure to certain payer organizations, that provides for implementation services at a fixed hourly rate and licensing of the installed system and post- contract customer support through a monthly subscription fee based upon the number of members maintained by the payer organization. In connection with the new licensing structure, the Company recognizes the fair value of the implementation services as such services are delivered and recognizes license and post-contract customer support fees on a monthly basis at the subscription rate. Revenues from health management program services are recognized on a participant per year basis as services are rendered.

The Company has not experienced any material product returns to date. Accordingly, no provision for future product returns has been made.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with one major financial institution located in the United States and has not experienced any losses on these deposits. The Company's revenues are derived from software licensing and service transactions with customers in the United States. The Company performs ongoing credit evaluations of its customers, generally does not require collateral of its customers and maintains an allowance for probable credit losses based upon its historical experience.

At December 31, 1999, two customers accounted for 18% and 10% of gross accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, respectively. At December 31, 2000, two customers accounted for 17% and 27% of gross accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, respectively.

During the year ended December 31, 1998, one customer accounted for 10% of total revenues. During the year ended December 31, 1999, two different customers accounted for 19% and 14% of total revenues, respectively. During the year ended December 31, 2000, one different customer accounted for 29% of total revenues.

SOFTWARE DEVELOPMENT COSTS

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalizes certain software development costs from the date the technological feasibility of the product is established, using the working model approach, through the date the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis, based on the greater amount computed by using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) straight-line amortization over the estimated product life. The Company evaluates the estimated net realizable value of capitalized costs relating to each software product on a quarterly basis and records write-downs to net realizable value for any amounts for which the net book value is in excess of net realizable value. Net realizable value is determined based upon the estimated future gross revenues from each product reduced by the estimated future costs of completing and disposing of that product. No write-downs of software development costs occurred during the years ended December 31, 1998, 1999 and 2000.

RESEARCH AND DEVELOPMENT

Research and development costs include expenses incurred by the Company to develop and enhance its software products and are expensed as incurred.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as unearned compensation. Unearned compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as it relates to stock options granted to employees, which requires pro forma net losses be disclosed based on the fair value of the options granted at the date of the grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96- 18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

ADVERTISING EXPENSE

Advertising costs are expensed as incurred and totaled $152,000, $115,000 and $498,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

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

NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares consist of outstanding common shares subject to repurchase by the Company, common shares in escrow relative to acquisitions, the incremental number of common shares issuable upon conversion of Preferred Stock (using the if-converted method) and common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive.

The potential common shares excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                                    Year Ended December 31,
                                             -------------------------------------
                                                1998         1999         2000
                                             -----------  -----------  -----------
Preferred Stock............................   6,800,000    6,800,000          --
Common Stock subject to repurchase.........         --       700,000      927,000
Common Stock options.......................   2,254,000      911,000    4,133,000
Common Stock warrants......................     350,000      350,000          --
                                             -----------  -----------  -----------
                                              9,404,000    8,761,000    5,060,000
                                             ===========  ===========  ===========

FAIR VALUE OF FINANCIAL INFORMATION

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations, are carried at cost, which approximates fair value due to the short maturity of there instruments.

SEGMENT INFORMATION

The Company identifies its operating segments based on business activities, management responsibility and geographical location, and reports one measure of profitability to the chief operating decision maker. During each of the three years ended December 31, 2000, the Company operated in a single business segment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB), has issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in its quarter ending March 31, 2001 and does not expect such adoption to have a material effect on the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted the provisions of SAB 101, which had no material impact on the Company's results of operations, financial condition or cash flows.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company has adopted the provisions of FIN 44, which had no material impact on the Company's results of operations, financial condition or cash flows.

3. INITIAL PUBLIC OFFERING

On February 14, 2000, the Company completed its initial public offering of 3,500,000 shares of common stock. In addition, 525,000 shares (375,000 shares sold by the Company and 150,000 shares sold by existing shareholders) were sold pursuant to the exercise of the underwriters' over- allotment option. Net proceeds to the Company were approximately $35 million, net of commissions and offering related expenses of approximately $3.8 million.

In conjunction with the offering, 6,800,000 shares of Preferred Stock were converted into Common stock on a one-for-one basis. Additionally, the holders of warrants to purchase 350,000 shares of Common stock exercised the warrants in a cash-less exercise resulting in a net issuance of 308,000 shares of common stock. These warrants were accounted for in accordance with SFAS No. 123, and the fair value of warrants, determined using the Black- Scholes option pricing model, was immaterial at the date of issuance.

In February 1998, the Company entered into an agreement with a shareholder whereby the Company would pay a bonus of $335,000 to the shareholder upon the successful completion of an initial public offering. In connection with its initial public offering, the Company paid the $335,000 to the shareholder and recorded such amount as an operating expense during February 2000.

4. BALANCE SHEET COMPONENTS

The components of certain balance sheet captions are as follows:

                                                   December 31,
                                             ------------------------
                                                1999         2000
                                             -----------  -----------
Accounts receivable and costs and estimated
  earnings in excess of billings on
  uncompleted contracts, net:
  Accounts receivable...................... $ 1,705,000  $ 4,551,000
  Costs and estimated earnings in excess
     of billings on uncompleted contracts..     568,000    1,319,000
  Less: Allowance for doubtful accounts....     (85,000)    (480,000)
  Less: Allowance for contract losses......     (98,000)     (74,000)
                                             -----------  -----------
                                            $ 2,090,000  $ 5,316,000
                                             ===========  ===========
Other current assets:
  Prepaid license fees..................... $    54,000  $    52,000
  Prepaid expenses and other...............     118,000      729,000
                                             -----------  -----------
                                            $   172,000  $   781,000
                                             ===========  ===========
Property and equipment, net:
  Computer equipment....................... $ 1,437,000  $ 3,011,000
  Furniture and fixtures...................     431,000      863,000
  Leasehold improvements...................     120,000      254,000
                                             -----------  -----------
                                              1,988,000    4,128,000
  Less: accumulated depreciation...........    (931,000)  (1,502,000)
                                             -----------  -----------
                                            $ 1,057,000  $ 2,626,000
                                             ===========  ===========
Capitalized software, net:
  Capitalized software..................... $   361,000  $   578,000
  Less: accumulated amortization...........    (300,000)    (442,000)
                                             -----------  -----------
                                            $    61,000  $   136,000
                                             ===========  ===========
Intangible assets, net:
  Goodwill                                  $       --   $ 8,456,000
  Existing technology                               --     5,365,000
  Customer base                                     --     1,150,000
  Assembled workforce                               --       870,000
                                             -----------  -----------
                                            $       --   $15,841,000
  Less: accumulated amortization                    --      (631,000)
                                             -----------  -----------
                                                    --    15,210,000
                                             ===========  ===========
Accrued expenses:
  Payroll related.......................... $ 1,199,000  $ 2,073,000
  Acquisitions related                              --     1,440,000
  Other....................................     605,000      760,000
                                             -----------  -----------
                                            $ 1,804,000  $ 4,273,000
                                             ===========  ===========
Deferred revenue and billings in excess
  of costs and estimated earnings on
  uncompleted contracts:
  Billings in excess of costs and estimated
     earnings on uncompleted contracts..... $ 1,029,000  $ 1,966,000
  Deferred support revenue.................   1,507,000    1,887,000
  Other deferred revenue...................     101,000      315,000
                                             -----------  -----------
                                            $ 2,637,000  $ 4,168,000
                                             ===========  ===========

Property and equipment includes $207,000 and $337,000 of assets under capital leases at December 31, 1999 and 2000, respectively. Accumulated amortization of assets under capital leases totaled $7,000 and $54,000 at December 31, 1999 and 2000, respectively. Depreciation and amortization expense related to property and equipment totaled $156,000, $287,000 and $571,000 for the periods ended December 31, 1998, 1999, and 2000, respectively.

5. RELATED PARTY TRANSACTIONS

At December 31, 1997, the Company had notes payable to certain stockholders totaling $2,221,000. In March 1998, these stockholder notes payable and related accrued interest totaling $2,558,000 were repaid using proceeds from the Series D Preferred Stock issuance (see Note 8).

During the year ended December 31, 1998, stockholders converted notes payable totaling $289,000 as payment for the exercise of 91,000 vested options.

At December 31, 1999 and 2000, the Company held full recourse notes receivable from officers related to their purchases of Common Stock in the amount of $189,000 and $187,000, respectively. The notes accrue interest at 6% per annum, are collateralized by all shares of the Company's Common Stock purchased by these individuals and are due and payable in 2006 or immediately in the event of termination. Under the terms of the stock purchase agreements, the Company has the right to repurchase the unvested shares of Common Stock at the original issue price in the event the officers cease to be employees of the Company. The repurchase rights lapse ratably through 2003. At December 31, 1999 and 2000, approximately 973,000 and 580,000 shares of Common Stock were subject to repurchase rights.

6. INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded for the years ended December 31, 1998, 1999 and 2000, as the Company has incurred net operating losses and has no carryback potential.

At December 31, 2000, the Company had federal and state operating loss carryforwards of approximately $11,093,000 and $4,178,000, respectively, available to reduce future taxable income. Utilization of such carryforwards may be limited in certain circumstances including, but not limited to, cumulative stock ownership changes of more than 50 percent over a three-year period and expiration at varying amounts during the period from 2001 through 2014. The Company believes that there were cumulative changes of ownership of greater than 50 percent in February 1998. Accordingly, the amount of loss carryforwards that can be utilized to reduce future taxable income for federal and state income tax purposes will be limited. The amount of the limitation has not yet been calculated.

Net deferred tax assets are composed of the following:

                                                   December 31,
                                             ------------------------
                                                1999         2000
                                             -----------  -----------
Net operating loss carryforward............ $ 2,524,000  $ 4,014,000
Depreciation and amortization..............     375,000      126,000
Research and development credits...........     210,000      315,000
Allowance for doubtful accounts............      34,000      166,000
Allowance for contract losses..............      39,000       29,000
Other......................................     123,000      236,000
                                             -----------  -----------
Gross deferred tax assets..................   3,305,000    4,886,000
Less: Valuation allowance..................  (3,305,000)  (4,886,000)
                                             -----------  -----------
Net deferred tax assets.................... $       --   $       --
                                             ===========  ===========

Based on a number of factors, including the lack of a history of profits and net operating loss carryforward limitations due to changes in ownership, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. During the years ended December 31, 1998, 1999, and 2000, the Company increased the valuation allowance by $344,000, $123,000 and $1,581,000, respectively

7. COMMITMENTS

LEASE COMMITMENTS

The Company leases its facilities and certain furniture and equipment under noncancelable operating and capital leases which expire at various times through 2014. Future minimum lease payments at December 31, 2000, are as follows:

                                               Capital     Operating
         Year Ending December 31,              Leases       Leases
-------------------------------------------  -----------  -----------
  2001..................................... $   102,000  $   932,000
  2002.....................................      89,000      897,000
  2003.....................................      81,000      813,000
  2004.....................................      68,000      758,000
  2005.....................................      24,000      693,000
Thereafter.................................         --       690,000
                                             -----------  -----------
Total minimum lease payments...............     364,000  $ 4,783,000
                                                          ===========
Less: amount representing interest,
  ranging from 6% to 18%...................     (58,000)
                                             -----------
Present value of capital lease payments....     306,000
Less: current portion......................     (77,000)
                                             -----------
                                            $   229,000
                                             ===========

Rent expense under noncancelable operating leases totaled $139,000, $253,000 and $291,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

LINE OF CREDIT AGREEMENT

In February 1999, the Company obtained a line of credit (LOC Agreement) that allows maximum borrowings of $2.0 million. The Company was allowed to designate up to $300,000 of the maximum borrowings as a term note to finance purchases. At December 31, 2000, the Company had no outstanding borrowings under the LOC Agreement and $240,000 on the term note. In October 2000, the Company fully paid the outstanding balance on the term note.

In January 2001, the Company amended and restated the LOC Agreement by eliminating the term loan provision and certain covenant requirements. Advances on the LOC Agreement are collateralized by substantially all of the assets of the Company, accrue interest at prime plus 0.5%, and are due January 2002. At December 31, 2000, there were no outstanding borrowings under the LOC Agreement. There are various restrictive covenants under the LOC agreement, which include maintaining minimum levels of quick ratio and meeting certain profitability covenants, as defined in the LOC Agreement.

SHAREHOLDER SETTLEMENT

In December 1999, an investment Corporation (the Corporation), a shareholder of the Company, alleged that the Company had agreed to merge with the Corporation in a manner that would provide tax benefits to the Corporation. The Company denied the allegation, but in the interest of avoiding professional costs, the Company agreed to pay a portion of the Corporation's corporate income taxes. The Company recorded $140,000, the settlement plus related professional fees, as a general and administrative expense in December 1999.

8. PREFERRED STOCK

RECAPITALIZATION IN 1998

At December 31, 1997, the Company had 606,000 outstanding shares of Series A, B and C Preferred Stock. During 1998, these shares were converted to a total of 1,163,000 shares of Series D Preferred Stock. In addition, the Company issured 5,619,000 shares of Series D Preferred Stock to new investors for approximately $1.20 per share. Offering costs of $145,000 were recorded as an offset to the gross proceeds from the sale of Series D Preferred Stock.

Additionally, certain stockholders converted 178,000 shares of Common Stock into 18,000 shares of Series D Preferred Stock using a conversion ration of approximately 0.10 shares of Series D Preferred Stock issued for each share of Common Stock converted.

9. STOCK OPTION PLANS

The Company has two stock option plans, the 1995 Stock Option Plan (1995 Plan) and the 1998 Equity Incentive Plan (1998 Plan), which provide for the granting of incentive stock option awards to employees of the Company. Under the two plans, options must be issued at prices not less than 100 percent of the estimated fair value of the stock on the date of grant and are exercisable for periods not exceeding ten years from the date of grant. Options granted to stockholders who own greater than 10 percent of the outstanding stock at the time of grant are exercisable for periods not exceeding five years from the date of grant and must be issued at prices not less than 110 percent of the estimated fair value at the date of grant. Options granted under the 1995 Plan vest in 25 percent increments 9, 15, 21 and 27 months after the date of grant. The vesting provisions of individual options granted to employees under the 1998 Plan may vary at the discretion of the Board of Directors, but must vest at a rate of at least 20 percent per year over five years from the grant date. Options granted to officers and directors under the 1998 Plan vest over periods determined by the Board of Directors. In July 1999, certain directors of the Company were granted options to purchase 50,000 shares of the Company's Common Stock. These options were immediately exercisable and are also subject to the same repurchase restriction described in Note 5.

The following table summarizes the status of the Company's stock option plans as of and for the years ended December 31, 1998, 1999 and 2000:

                                                          Year Ended December 31,
                                   ---------------------------------------------------------------------
                                           1998                   1999                    2000
                                   ---------------------- ----------------------- ----------------------
                                                Weighted                Weighted               Weighted
                                                Average                 Average                Average
                                                Exercise                Exercise               Exercise
                                     Shares      Price      Shares       Price      Shares      Price
                                   ----------  ---------- ----------- ----------- ----------  ----------
Outstanding, beginning of year....   900,298  $     2.54   2,253,947  $     0.71    911,115  $     1.44
  Granted above fair value........       --           --        --           --     417,188        2.34
  Granted at fair value...........       --          --         --           --   1,894,400        3.19
  Granted below fair value........ 1,750,349        0.12     310,100        1.52  1,165,346        0.93
  Exercised.......................   (95,000)       3.13  (1,572,284)       0.12   (156,674)       1.65
  Forfeited.......................    (6,700)       1.90      (9,800)       0.15    (97,845)       4.75
  Expired.........................  (295,000)       1.99     (70,848)       8.00       (500)       1.90
                                   ----------             -----------             ----------
Outstanding at period end......... 2,253,947        0.71     911,115        1.44  4,133,030        1.76
                                   ==========             ===========             ==========
Options exercisable at period
  end............................. 2,005,132        0.72     556,722        1.49  1,563,751        1.41
                                   ==========             ===========             ==========
Weighted-average fair value of
  options granted below fair
  value during the period.........            $     2.40              $     5.57             $     2.00
                                               ==========              ==========             ==========

As of December 31, 1998, 1999 and 2000, 589,000, 359,000 and 476,000 shares of Common Stock, respectively, were reserved for future issuance upon exercise of stock options under the 1998 plan. In 2001, the Company increased the number of shares of Common Stock available for future issuance to 6,500,000.

The following table summarizes information about stock options outstanding at December 31, 2000:

                         Weighted
              Number      Average
                of       Remaining    Number
              Shares    Contractual     of
 Exercise      Out-       Life in     Shares
  Prices     standing      Years    Exercisable
----------- ----------  ----------- -----------
     $0.01    417,188          9.8     292,031
     $0.12    143,899          7.8      72,745
      0.50     25,500          8.5       7,604
      1.00    242,829          8.6      95,397
      1.29    289,250          9.8     202,475
      1.50  1,505,014          9.8     377,449
      1.90    296,750          4.8     296,750
      2.06    716,100          9.8         --
      3.00     76,250          9.1         --
      3.19    311,500          9.8     218,050
      6.80      5,000          9.0       1,250
     10.00     96,250          9.1         --
     14.00      7,500          9.2         --
            ----------  ----------- -----------
            4,133,030                1,563,751
            ==========  =========== ===========

The weighted average remaining contractual life of the number of shares exercisable at December 31, 2000 was 8.7 years

FAIR VALUE DISCLOSURES

The Company calculated the fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                Year Ended December 31,
                                           ---------------------------
                                             1998      1999     2000
                                           --------- -------- --------
   Risk-free interest rate................      5.8%    6.1%    5.9%
   Expected lives (in years)..............      5.0      5.0     10.0
   Dividend yield.........................      0.0%    0.0%    0.0%
   Expected volatility....................      0.1%    0.1%  100.0%

Had compensation cost for the Company's stock-based compensation plans been determined based on the minimum value method prescribed by SFAS No. 123, the Company's net pro forma loss would have been as follows:

                                               Year Ended December 31,
                                        ---------------------------------------
                                           1998          1999          2000
                                        -----------  -------------  -----------
Net loss:
  As reported......................... $(1,910,000) $  (2,399,000) $(6,557,000)
  Pro forma........................... $(1,912,000) $  (2,478,000) $(7,305,000)
Basic and diluted net loss per share:
  As reported......................... $     (1.83) $       (1.86) $     (0.57)
  Pro forma........................... $     (1.83) $       (1.92) $     (0.63)

The proforma expense for 1998 and 1999 was calculated based upon conditions present for a private company and the expense calculated for 2000 was based upon conditions present for a public company.

UNEARNED STOCK-BASED COMPENSATION

In connection with certain stock option grants and common stock issuances during the years ended December 31, 1998, 1999 and 2000, the Company recognized unearned compensation totaling $4,166,00, $1,610,000 and $1,521,000, net of $112,000 related to terminations, respectively, which is being amortized over the vesting periods or as the Company's repurchase rights lapse (see Note 5), as applicable, using the multiple option approach prescribed by FASB Interpretation No. 44. Amortization expense recognized during the year ended December 31, 1998, 1999 and 2000, totaled $1,173,000, $1,958,000 and $1,842,000, respectively, and has been allocated to operating expenses as follows:

                                                Year Ended December 31,
                                        ---------------------------------------
                                           1998          1999          2000
                                        -----------  -------------  -----------
Cost of system sales revenue.......... $    86,000  $     190,000  $   142,000
Cost of support sales revenue.........       3,000         14,000        6,000
Sales and marketing expense...........     287,000        419,000      448,000
Research and development expense......      17,000        164,000      230,000
General and administrative expense....     780,000      1,171,000    1,016,000
                                        -----------  -------------  -----------
   Total amortization of unearned
     stock-based compensation......... $ 1,173,000  $   1,958,000  $ 1,842,000
                                        ===========  =============  ===========

Additionally, compensation expense of $48,000 was recorded during 1999 for stock sold at a discount to a third party consultant for services provided, and is included in general and administrative expense.

10. EMPLOYEE BENEFIT PLANS

401(K) PROFIT SHARING PLAN

All full-time employees who are at least 21 years old and have completed 90 days of service are eligible to participate in the Company's 401(k) Profit Sharing Plan. Participants may elect to contribute up to 15% of their taxable compensation or of the statutorily prescribed limit, whichever is lower, to the Plan. The Company contributes matching funds of up to 25% of employee contributions, subject to a cap of $900 per employee. The Company's contributions totaled $18,000, $32,000 and $46,000 during the years ended December 31, 1998, 1999, and 2000, respectively.

STOCK PURCHASE PLAN

The Company has an employee stock purchase plan (ESPP) under which eligible employees may purchase common stock through payroll deductions of up to 15% of the participants' compensation. The price per share is the lower of 85% of the market price at the beginning or end of the offering period. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year, except for the first offering period which commenced on February 15, 2000, the first trading date after the Company's initial public offering (Note 3) and ended on May 14, 2000. The plan provides for purchases by employees of up to an aggregate of 560,000 shares through 2009. During the year ended December 31, 2000, 9,578 shares were purchased by employees under the ESPP.

11. BUSINESS ACQUISITIONS

The Company acquired three companies in 2000; these acquisitions have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The results of each operation have been included in the consolidated financial results of the Company from the date of acquisition. Portions of the purchase prices, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques. The acquired intangible assets will be amortized over their estimated useful lives of two to fifteen years.

Interactive Healthcare Division (IHD) of High Technology Solutions, Inc. (HTS): On January 31, 2000, the Company acquired the net assets of Interactive Healthcare Division (IHD) of High Technology Solutions, Inc. (HTS). Of the total purchase price of $1,268,000, the Company assumed liabilities of $18,000 and paid $250,000 in cash at closing, and the remaining balance was paid in April 2000. Approximately $1,205,000 has been allocated to intangible assets, including existing technology ($165,000), assembled workforce ($160,000), and goodwill ($880,000).

PMX Holdings, Inc.: On October 27, 2000, the Company acquired the net assets of PMX Holdings, Inc. ("ProMedex"), which offers electronic medical management solutions to healthcare payers and providers designed to control and avoid cost and improve the quality of healthcare delivery. The total purchase price of $4,632,000, consisted of $585,000 cash, $516,000 of the Company's common stock (250,000 shares), other acquisition related expenses of approximately $319,000, consisting primarily of payment for legal and financial advisory services and the assumption of net liabilities of $3,212,000. The purchase price was allocated to intangible assets, including existing technology ($1,600,000), customer base ($510,000), assembled workforce ($430,000), and goodwill ($2,092,000).

PatientCentrix, Inc.: On November 2, 2000, the Company acquired 100% of the outstanding capital stock of PatientCentrix, Inc. ("PatientCentrix"), which provides systems and services to pharmaceutical and managed healthcare organizations. The total purchase price of $11,188,000 consisted of $5,850,000 cash, $2,056,000 of the Company's Common Stock (1,157,000 shares), assumed stock options with a fair value of $2,970,000, and other acquisition related expenses of approximately $312,000, consisting primarily of payment for legal and financial advisory services. Of the total purchase price, approximately $191,000 was allocated to the net tangible assets, approximately $961,000 was allocated to unearned compensation related to the Company's right to repurchase 30% of the shares of the Company's Common Stock and options to purchase the Company's Common Stock issued to employees of PatientCentrix pursuant to the purchase agreement in the event of such employee's termination under certain circumstances, and the remainder was allocated to intangible assets, including existing technology ($3,600,000), customer base ($640,000), assembled workforce ($280,000), and goodwill ($5,516,000).

The purchase agreement also provides for additional purchase price payments, through October 2001, in the amount equal to a percentage of the value of certain qualifying contracts, as defined in the agreement, capped at $6,000,000. Any additional consideration paid will be recorded as goodwill when payment is made.

The following unaudited pro forma summary presents the Company's consolidated results of operations for the years ended December 31, 1999 and 2000, as if the acquisitions had been consummated at the beginning of each period. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets and the amortization of unearned compensation expense related to the assumption of the PatientCentrix stock options discussed above:

                                          Year Ended December 31,
                                              (Unaudited)
                                        ---------------------------
                                            1999          2000
                                        ------------  -------------
Net revenues.......................... $ 15,496,000  $  21,157,000
Net loss.............................. $(10,929,000) $(120,662,000)
Net loss per - basic and diluted...... $      (4.82) $      (10.40)

In management's opinion, these unaudited pro forma amounts are not indicative of what the actual combined results of operations might have been if the acquisitions have been effective at the beginning of fiscal 1999 and 2000.

UNAUDITED QUARTERLY FINANCIAL RESULTS

The following table presents our quarterly results of operations for each of the eight quarters in the period ended December 31, 2000. You should read the following table in conjunction with our financial statements and the related notes included in this Report. We have prepared this unaudited information on the same basis as the audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

                                                                              Quarter Ended
                                             --------------------------------------------------------------------------------------
                                             March 31,  June 30,   Sept. 30,  Dec. 31,   March 31,  June 30,   Sept. 30,  Dec. 31,
                                               1999       1999       1999       1999       2000       2000       2000       2000
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                              (in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  System sales and program services........ $   1,688  $   2,037  $   1,908  $   1,618  $   1,718  $   2,652  $   3,371  $   2,908
  Support services.........................       444        482        508        625        694        611        597        800
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total revenues.........................     2,132      2,519      2,416      2,243      2,412      3,263      3,968      3,708
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Cost of revenues:
  System sales and program services........       755        722        745        849      1,038      1,018      1,065      1,450
  Support services.........................       149        147        145        153        185        191        170        238
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total cost of revenues.................       904        869        890      1,002      1,223      1,209      1,235      1,688
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit...............................     1,228      1,650      1,526      1,241      1,189      2,054      2,733      2,020
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Sales and marketing......................       752        752        790        928      1,676      1,625      1,583      1,019
  Research and development.................       390        381        470        492        661        796        996      1,761
  General and
    administrative.........................       772        784        837        782      1,120      1,167      1,136      2,093
  Amortization of intangible
    assets.................................       --         --         --         --          51         87         87        406
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total operating
      expenses.............................     1,914      1,917      2,097      2,202      3,508      3,675      3,802      5,279
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Loss from operations.......................      (686)      (267)      (571)      (961)    (2,319)    (1,621)    (1,069)    (3,259)
Interest and other income, net.............        22         27         27         27        271        512        548        434
Interest expense...........................       --         --          (4)       (13)        (8)       (17)        (9)       (20)
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net loss .................................. $    (664) $    (240) $    (548) $    (947) $  (2,056) $  (1,126) $    (530) $  (2,845)
                                             =========  =========  =========  =========  =========  =========  =========  =========

                                                                 As a Percentage of Total Revenues for the Quarter Ended
                                             --------------------------------------------------------------------------------------
                                             March 31,  June 30,   Sept. 30,  Dec. 31,   March 31,  June 30,   Sept. 30,  Dec. 31,
                                               1999       1999       1999       1999       2000       2000       2000       2000
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues:
  System sales and program services........      79.2%     80.9%     79.0%     72.1%     71.2%     81.3%     85.0%     78.4%
  Support services.........................      20.8       19.1       21.0       27.9       28.8       18.7       15.0       21.6
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total revenues.........................     100.0      100.0      100.0      100.0      100.0      100.0      100.0      100.0
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Cost of revenues:
  System sales and program services........      35.4       28.7       30.8       37.9       43.0       31.2       26.8       39.1
  Support services.........................       7.0        5.8        6.0        6.8        7.7        5.9        4.3        6.4
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total cost of revenues.................      42.4       34.5       36.8       44.7       50.7       37.1       31.1       45.5
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit...............................      57.6       65.5       63.2       55.3       49.3       62.9       68.9       54.5
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Sales and marketing......................      35.3       29.9       32.7       41.4       69.5       49.8       39.9       27.5
  Research and development.................      18.3       15.1       19.5       21.9       27.4       24.4       25.1       47.5
  General and
    administrative.........................      36.2       31.1       34.6       34.9       46.4       35.8       28.6       56.4
  Amortization of intangible
    assets.................................       --         --         --         --         2.1        2.7        2.2       10.9
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total operating
      expenses.............................      89.8       76.1       86.8       98.2      145.4      112.6       95.8      142.4
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Loss from operations.......................     (32.2)     (10.6)     (23.6)     (42.8)     (96.1)     (49.7)     (26.9)     (87.9)
Interest and other income, net.............       1.1        1.1        1.1        1.2       11.2       15.7       13.7       11.7
Interest expense...........................       --         --        (0.2)      (0.6)      (0.3)      (0.5)      (0.2)      (0.5)
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net loss ..................................     (31.1)%     (9.5)%    (22.7)%    (42.2)%    (85.2)%    (34.5)%    (13.4)%    (76.7)%
                                             =========  =========  =========  =========  =========  =========  =========  =========

Our revenues in the fourth quarter have generally been lower than those in the third quarter due to staff vacations and our customers' holiday schedules, which impact the progress of our implementation efforts.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 28, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Executive Officers - See the section entitled "Executive Officers" in Part I, Item 1 hereof.

    Directors-The information required by this Item is incorporated by reference to the section entitiled "Election of Directors" in the Proxy Statement.

The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the sections entitled "Principal Share Ownership" and "Security Ownership of Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

    Financial Statements
    The financial statements are included under Part II Section 8 of this Form 10-K.
    Financial Statement Schedules

Financial Statement Schedules have been omitted because information required to be set forth therein is not applicable or is included in the financial statements or notes thereto.

(3) Exhibits:

Exhibit Number	Description of Document
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Registration Rights Agreement dated October 29, 1997, as amended
4.3(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000
10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(1)	1995 Stock Plan and form of agreements thereunder
10.3(2)	1998 Equity Incentive Plan, as amended
10.4(1)	1999 Employee Stock Purchase Plan
10.5(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia, between Landacorp and Unisys Corporation, dated September 1, 1991
10.6(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999
10.7(1)	Licensing Agreement by and between Interqual(R) Incorporated and Landa Management Systems Corporation, dated September 8, 1992.
10.8(1)	Sublicensor Agreement by and between Interqual(R) Incorporated and Landa Management Systems, effective April 15, 1994.
10.9(1)	Distribution Agreement for Interqual(R) Medical Appropriateness Review Systems, signed on January 1, 1996
10.10(1)	License Agreement -- Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998
10.11(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000
10.12(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney (included before Exhibit Index)

---------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no. 333-84703), as amended.
(2) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on March 22, 2001.
(3) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 13, 2000.
(4) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 17, 2000.

14(b) Reports on Form 8-K:

    On November 13, 2000, the Company filed a Current Report on Form 8-K, reporting its acquisition of the ProMedex business from PMX Holdings, Inc.
    On November 17, 2000, the Company filed a Current Report on Form 8-K, reporting its acquisition of PatientCentrix, Inc.
    On January 10, 2001, the Company filed an Amended Current Report on Form 8- K, amending the Current Reports on Form 8-K filed on November 13, 2000 and November 17, 2000. The Amended Current Report included the ProMedex, Inc. and PatientCentrix, Inc. Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia, on March 30, 2001.

LANDACORP, INC. (REGISTRANT)

By:	/s/ EUGENE SANTA CATTARINA

Eugene Santa Cattarina
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS,

that each person whose signature appears below hereby constitutes and appoints Eugene Santa Cattarina as his attorney-in-fact, with full power of substitution for him in any and all capacities, to sign any and all amendments to this report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our attorney to any and all amendments to said Report.

Pursuant to the requirements of the Exchange Act, this report has been signed below on March 30, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Eugene Santa Cattarina Eugene Santa Cattarina	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2001
/s/ Stephen P. Kay Stephen P. Kay	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2001
/s/ Bryan Lang Bryan Lang	Chief Technology Officer and Director	March 30, 2001
/s/ Thomas F. Stephenson Thomas F. Stephenson	Chairman of the Board of Directors	March 30, 2001
/s/ Howard E. Cox Howard E. Cox	Director	March 30, 2001
/s/ Jason M. Rosenbluth Jason M. Rosenbluth	Director	March 30, 2001
/s/ Jerome H. Grossman Jerome H. Grossman	Director	March 30, 2001
/s/ Michael Miele
Michael Miele
	Senior Vice President, Population Health Management and Director	March 30, 2001

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Registration Rights Agreement dated October 29, 1997, as amended
4.3(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000
10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(1)	1995 Stock Plan and form of agreements thereunder
10.3(2)	1998 Equity Incentive Plan, as amended
10.4(1)	1999 Employee Stock Purchase Plan
10.5(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia, between Landacorp and Unisys Corporation, dated September 1, 1991
10.6(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999
10.7(1)	Licensing Agreement by and between Interqual(R) Incorporated and Landa Management Systems Corporation, dated September 8, 1992.
10.8(1)	Sublicensor Agreement by and between Interqual(R) Incorporated and Landa Management Systems, effective April 15, 1994.
10.9(1)	Distribution Agreement for Interqual(R) Medical Appropriateness Review Systems, signed on January 1, 1996
10.10(1)	License Agreement -- Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998
10.11(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000
10.12(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney (included before Exhibit Index)

---------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no. 333-84703), as amended.
(2) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on March 22, 2001.
(3) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 13, 2000.
(4) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 17, 2000.