Form 10-K/A
period 2000-12-31
LANDACORP INC
filed 2001-04-30
CIK 1058177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Our employees are not members of any labor union. We consider our relations with our employees to be good.

Executive Officers

Our executive officers and certain information about them as of December 31, 2000 are as follows:

Name	Age	Position(s)
Eugene Santa Cattarina	54
President, Chief Executive Officer and Director

Stephen Kay	39
Chief Financial Officer and Chief Financial Officer

Bryan Lang	42	Chief Technology Officer and Director
David Brown	45	Senior Vice President, Sales
Marlene McCurdy	47	Senior Vice President, Client Services
Michael Miele	36	Senior Vice President, Population Health Management and Director

Eugene Santa Cattarina, President and Chief Executive Officer and Director, came to Landacorp in July 1998, after serving since 1996 as President and Chief Executive Officer of Medicode, Inc., a leading healthcare information technology company that was acquired by United Healthcare Corporation. From 1986 to 1993, Mr. Santa Cattarina served in a number of leadership positions with TDS Healthcare Systems Corporation, a healthcare software systems company, including President and Chief Operating Officer. Following the acquisition of TDS Healthcare Systems Corporation by ALLTEL Corporation in 1993, Mr. Santa Cattarina continued as President and Chief Operating Officer of TDS Healthcare Systems Corporation until 1994, and as Executive Vice President of ALLTEL Information Services-Healthcare Division from 1994 to 1995. From 1967 to 1986, he held various positions with Technicon Corporation, a clinical laboratory automation company, including President, Domestic Division.

Stephen Kay, Chief Financial Officer and Chief Operating Officer, has been involved with Landacorp since 1992, initially as the Director of Finance of Landacorp UK Ltd. In early 1995, Mr. Kay was promoted to Chief Operating Officer of Landacorp. He is currently Chief Operating Officer and Chief Financial Officer of Landacorp and is responsible for overseeing finance and operations. He has worked in a consultative capacity in the structuring of contracts, implementation, and deployment plans of healthcare information systems for hospitals, integrated delivery networks, managed care organizations, and insurance companies, as well as for the United Kingdom's National Health Service. Mr Kay is a member of The Institute of Chartered Accountants in England and Wales. He received his training at Touch Ross (now Deloitte Touche) in London, England.

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

Stephen Kay resigned as our Chief Financial Officer and Chief Operating Officer effective as of March 31, 2001, for personal reasons. Eugene Cattarina will act as our interim Chief Operating Officer. Mr. Rapoport joined Landacorp in April 2001 as Chief Financial Officer from Atlanta-based iXL Enterprises, where he served as Senior Vice President, Controller. From 1996 to 2000, Mr. Rapoport served in a number of leadership positions with BellSouth Corporation, including Executive Director of Mergers and Acquisitions Accounting and Chief Financial Officer of BellSouth Entertainment, the company's video subsidiary. Mr. Rapoport began his career at KPMG. He is a certified public accountant and earned his Master of Business Administration in Finance and Accounting from Emory University in 1982.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the year ended December 31, 2000, we sold and issued the following unregistered securities:

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Executive Officers - See the section entitled "Executive Officers" in Part I, Item 1 hereof.

    Directors

Name of Director	Age	Position
Eugene Santa Cattarina	54	President, Chief Executive Officer, Interim Chief Operating Officer and Director
Howard Cox (1) (2)	57	Director
Jerome Grossman, MD	61	Director
Bryan Lang	43	Chief Technology Officer and Director
Jason Rosenbluth, MD (1) (2)	43	Director
Thomas Stephenson (1)(2)	59	Chairman of the Board of Directors
Michael S. Miele	36	Senior Vice President, Population Heath Management and Director

  Member of the Compensation Committee.

  Member of the Audit Committee.

The principal occupation of each of the Board members during the past five years is set forth below. There is no family relationship between any director or executive officer of the Company.

EUGENE SANTA CATTARINA. See Mr. Santa Cattarina's biography located in Part I, Item I, "Executive Officers".

HOWARD COX has served as a director of Landacorp since February 1998. He is a General Partner of Greylock, a national venture capital firm headquartered in Boston with which he has been associated for 30 years. Mr. Cox is a Director of Stryker Corporation in Michigan and numerous other private companies. Prior to joining Greylock, Mr. Cox served in the Office of the Secretary of Defense.

JEROME GROSSMAN, MD, has been a director of Landacorp since May, 1998. Dr. Grossman is chairman and Chief Executive Officer of a newly formed company, Lion Gate Management Corporation, whose major subsidiary is Health Quality Inc., dedicated to internet-based clinical and quality management systems for physicians and healthcare consumers. He is chairman emeritus of New England Medical Center, Inc. Dr. Grossman has been a member of the founding team of several healthcare companies, and has held teaching, research, and medical positions at Tufts University School of Medicine, Massachusetts General Hospital, and Harvard Medical School. Dr. Grossman also serves as Trustee/Director of several other corporations and institutions, including Wellesley College, Stryker Corporation, Arthur D. Little, Inc, and Meditech. He served on the Board of the Federal Reserve Bank of Boston from 1990 to 1997 and was its Chairman from 1994-1997.

BRYAN LANG. See Mr. Lang's biography located in Part I, Item I, "Executive Officers".

JASON ROSENBLUTH, MD, has served as a director of Landacorp since February 1998. Dr. Rosenbluth is a Managing Director of Bedrock Capital Partners, a venture capital firm, which he co-founded in 1997. Previously, from 1993 to 1997, Dr. Rosenbluth was a healthcare securities analyst and managing director of Volpe Brown Whelan & Co, an investment banking firm. Dr. Rosenbluth currently serves as a director of a number of privately-held technology companies. Dr. Rosenbluth holds an MD from Cornell University Medical College and an MBA from the Wharton School of the University of Pennsylvania.

THOMAS STEPHENSON has been a director of Landacorp since February 1998. He has been a general partner and managing member of Sequoia Capital since 1988. Prior thereto, Mr. Stephenson was President of Fidelity Venture Associates, the venture capital subsidiary of Fidelity Investments. Mr. Stephenson is a director of Chapters Online and a number of private companies. Mr. Stephenson received his BA and MBA from Harvard University and a law degree from Boston College Law School.

MICHAEL S. MIELE. See Mr. Miele's biography located in Part I, Item I, "Executive Officers".

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal 2000 all executive officers and directors of the Company complied with all applicable filing requirements, except for officer and director Bryan Lang who failed to timely file a Form 4 disclosing a covered transaction.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued during fiscal years 2000, 1999 and 1998 to the Company's President and Chief Executive Officer, and each of the Company's four other most highly compensated executive officers whose annual compensation exceeded $100,000 for fiscal year 2000.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards		All Other Compensation (1)
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options (#)	Restricted Stock Awards ($)
Eugene Santa Cattarina (2) President, Chief Executive Officer and Director	2000 1999 1998	$268,750 $250,000 $103,336	$40,313 $109,037 $0	200,000 --- 805,550		$1,921 $1,688 $1,132
Stephen Kay (3). Chief Operating Officer and Chief Financial Officer	2000 1999 1998	$188,340 $175,200 $158,700	$25,426 $75,422 $10,000	87,500 --- 300,000		$1,728 $1,312 $ 973
Bryan Lang (4). Chief Technology Officer and Director	2000 1999 1998	$187,793 $175,200 $169,950	$12,713 $386,592 $32,211	50,000 50,000 50,000		$1,651 $1,479 $ 973
David Brown (5). Senior Vice President, Sales	2000 1999 1998	$160,781 $150,000 $67,116	$18,750 $68,790 $10,000	50,000 --- 151,041		$1,728 $1,441 $ 496
Marlene McCurdy (6). Senior Vice President, Client Services	2000 1999 1998	$144,250 $120,000 $65,000	$12,600 $34,669 $10,000	50,000 --- 100,694		$ 940 $1,503 $ 576

(1) All other compensation includes term life insurance and health insurance premiums paid by the Company on behalf of the executive officers.

(2) Mr. Cattarina commenced his employment with the Company in July 1998.

(3) Mr. Kay commenced his employment with the Company in 1993.

(4) Mr. Lang, the Company's founder, commenced his employment at the Company's inception in 1993.

(5) Mr. Brown commenced his employment with the Company in 1998.

(6) Ms. McCurdy commenced her employment with the Company in 1998.

Option Grants in 2000

The following table sets forth information concerning grants of stock options to each of the executive officers named in the table above during 2000. All options granted to these executive officers in 2000 were granted under the Incentive Plan, as amended. Except as otherwise noted, one forty-eighth of the shares subject to each option vests and becomes exercisable one month after the vesting commencement date, and an additional one-forty- eighth of the shares subject to each option vests each month thereafter. The percent of the total options set forth below is based on an aggregate of 3,475,683 options granted to employees during 2000. All options were granted at fair market value as determined by the Board of Directors on the date of grant.

Potential realizable value represents hypothetical gains that could be achieved for the options if exercised at the end of the option term assuming the initial public offering price of the Company's Common Stock of $10.00 per share or, for options granted after the Company's initial public offering, the fair market value of the Common Stock on the date of grant appreciates at 5% and 10% over the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the Securities and Exchange Commission and do not represent our estimate or projection of the Company's future Common Stock price.

	Individual Grants
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees During	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term
Name	Granted	Period (%)	Per Share	Date	5%	10%
Eugene Santa Cattarina	200,000	5.7	$1.50	10-29-2010	$188,668	$478,123
Stephen Kay	87,500	2.5	1.50	10-29-2010	82,542	209,179
Bryan Lang	50,000	1.4	1.50	10-29-2010	47,167	119,531
David Brown	50,000	1.4	1.50	10-29-2010	47,167	119,531
Marlene McCurdy	50,000	1.4	1.50	10-29-2010	47,167	119,531

Aggregate Option Exercises in 2000 and Values at December 31, 2000

The following table sets forth information concerning exercisable and unexercisable stock options held by the executive officers named in the summary compensation table at December 31, 2000. The value of unexercised in-the-money options is based on the fair market value per share, as of December 31, 2000, of the Company's Common Stock underlying the options minus the actual exercise prices. All options were granted under the Incentive Plan, as amended. Except as otherwise noted, these options vest over four years and otherwise generally conform to the terms of the Incentive Plan, as amended.

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options at December 31, 2000 (#)		Value of Unexercised in-the-money Options at December 31, 2000 ($) (1)
Name	on Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Eugene Santa Cattarina				200,000		$237,500
Stephen Kay				87,000		103,906
Bryan Lang				50,000		59,375
David Brown				50,000		59,375
Marlene McCurdy				50,000		59,375

(1) Value is determined by subtracting the exercise price of an option from the $2.6875 per share fair market value of the Company's Common Stock as of December 31, 2000.

Employment and Severance Agreements

In November 2000, the Company entered into an employment agreement with Michael S. Miele. Under the terms of the agreement as amended by the Board of Directors, Mr. Miele receives an annual salary of $200,000 and is eligible to receive an annual bonus in an amount to be determined by the Board of Directors.

DIRECTOR COMPENSATION

Employees of Landacorp and representatives of institutional investors in Landacorp do not receive any compensation for serving on the board of directors. Jerome Grossman, MD receives a fee of $1,000 per board meeting attended. In 1998, Eugene Santa Cattarina received $4,000 for serving as a director of Landacorp prior to becoming employed by Landacorp.

We reimburse all of our directors, including employees and representatives of institutional investors in Landacorp, for travel expenses incurred in attending board meetings. In addition, all of our directors are eligible to receive grants of stock options or other rewards pursuant to our stock option plan. In July, 1999, each non-employee member of the board of directors was granted an option to purchase 12,500 shares of our stock at $1.00 per share. These options vest over a period of four years. In October 2000 each non-employee member of the board of directors was granted an additional 10,000 options at $1.50 per share. These options vest over a period of two years. Our stockholders have approved a policy of granting future non-employee directors initial option grants for 12,500 shares of stock, vesting over four years, when they join the board, and of granting all non-employee directors additional option grants for 5,000 shares, vesting over two years, effective on the date of each annual meeting.

Employee directors who meet the eligibility requirements may participate in the Company's 1999 Employee Stock Purchase Plan. Non of the current employee directors meet the eligibility requirements.

The Company has renewed its directors and officers indemnification insurance coverage. This insurance covers directors and officers individually. These policies run from February 2001, through February 2002, at a total cost of $236,550. The primary carrier is American Insurance Group.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of December 31, 2000 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) the Company's Chief Executive Officer and each of the other executive officers of the Company other than the Chief Executive Officer whose total salary and bonus for fiscal year 2000 exceeded $100,000 (together, the "Named Officers") and (iv) all named officers and directors as a group.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The number and percentage of shares beneficially owned are based on 15,568,183 shares of Common Stock outstanding as of April 29, 2001. Shares of Common Stock subject to options that are currently exercisable or exercisable within sixty days of April 29, 2001 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is the same as Landacorp's.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Entities affiliated with Bedrock Capital Partners I, LP (1)	1,750,000	11.2%
One Boston Place, Suite 3310
Boston, MA 02108
Greylock IX Limited Partnership	2,500,000	16.1%
One Federal Street
Boston, MA 02110
Sequoia Capital VII (2)	2,500,000	16.1%
3000 Sand Hill Road, Building 4, Suite 780
Menlo Park, CA 94025
Eugene Santa Cattarina	852,217	5.5%
Bryan Lang	587,224	3.8%
Gilbert Lang (3)	78,077	*
Beulah Lang (4)	78,077	*
Jason Rosenbluth, M.D. (5)	1,819,500	11.7%
One Maritime Plaza, 5th Floor
San Francisco, CA 94111
Howard Cox (6)	2,522,500	16.2%
One Federal Street
Boston, MA 02110
Thomas Stephenson (7)	2,522,500	16.2%
3000 Sand Hill Road, Building 4, Suite 780
Menlo Park, CA 94025
Jerome Grossman, M.D. (8)	56,065	*
72 Spooner Road
Chestnut Hill, MA 02617
Michael S. Miele (9)	1,388,165	8.9%
Stephen Kay	300,000	1.9%
David Brown	151,041	*
Marlene McCurdy	100,694	*
All directors and executive officers as a group
(10 persons) (10)	10,299,656	66.2%

* Less than 1% of the outstanding shares of Common Stock.

  Includes 1,575,000 shares held by Bedrock Capital Partners I, LP, 87,500 shares held by Credit Suisse First Boston Bedrock Fund, L.P., 6,250 shares held by Chris Paul, 6,250 shares held by Theodore Ridgeway, and 75,000 shares held by the VBW Employee Bedrock Fund, LP. Bedrock General Partner I, LLC is a general partner of Bedrock Capital Partners I, LP and of VBW Employee Bedrock Fund, LP.

  Includes 2,287,500 shares held by Sequoia Capital VII, 100,000 shares held by Sequoia Technology Partners VII, 46,400 shares held by SQP 1997, 26,100 shares held by Sequoia 1997 LLC and 40,000 shares held by Sequoia International Partners. SC VII-A Management Company LLC is a general partner of Sequoia Capital VII, Sequoia Technical Partners VII and Sequoia International Partners.

  Gilbert and Beulah Lang are Bryan Lang's parents.

  Includes 78,077 shares of Common Stock owned by her spouse, Gilbert Lang.

  Includes 1,750,000 shares held by Bedrock Capital Partners I,LP and its affiliates, as listed in note 1 above, 39,000 shares held by Dr. Rosenbluth, 8,000 shares held in Trust and 22,500 shares of Common Stock exercisable within 60 days of April 29, 2001. Dr. Rosenbluth is a co-founder and managing partner of Bedrock General Partner I, LLC, the general partner of Bedrock Capital Partners I, LP and of VBW Employee Bedrock Fund, LP. Dr. Rosenbluth disclaims beneficial ownership of the shares held by the entities or persons listed in note 1 above, except to the extent of his direct pecuniary interest in the shares. Bedrock General Partner I, LLC has voting and disposition power over the shares underlying the options held by Dr. Rosenbluth.

  Includes 2,500,000 shares held by Greylock IX Limited Partnership, and 22,500 shares of Common Stock exercisable within 60 days of April 29, 2001. Mr. Cox is a general partner of Greylock IX GP Limited Partnership, which is a general partner of Greylock IX Limited Partnership. Mr. Cox disclaims beneficial ownership of tile shares held by Greylock IX Limited Partnership, except to the extent of his direct pecuniary interest ill tile shares.

  Includes 2,500,000 shares held by Sequoia Capital VII and its affiliates, as listed in note 2 above, and 22,500 shares of Common Stock exercisable within 60 days of December 31, 2001. Mr. Stephenson is a managing member of SC VII-A Management Company LLC, the general partner of Sequoia Capital VII, Sequoia Technology Partners VII and Sequoia International Partners. Mr. Stephenson disclaims beneficial ownership of the shares held by the entities listed in note 2 above, except to the extent of his direct pecuniary interest in the shares.

  Includes 56,065 shares of Common Stock issuable upon the exercise of options exercisable within sixty days of April 29, 2001.

  Includes 1,056,875 shares plus 331,290 options exercisable within 60 days of April 29, 2001. Mr. Miele, Senior Vice President, Population Healthcare Management and director joined Landacorp in November 2000.

  Includes 477,772 shares of Common Stock issuable upon the exercise of options exercisable within sixty days of April 29, 2001. Includes 1,750,000 shares held by Bedrock Capital Partners 1, LP and its affiliates, as listed in notes 1 and 5 above, 2,500,000 shares held by Greylock IX Limited Partnership, as listed in note 6 above, and 2,500,000 shares held by Sequoia Capital VII and its affiliates, as listed in notes 2 and 7 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN BUSINESS RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the Company's last fiscal year there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of the Common Stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (1) compensation agreements and other arrangements, which are described where required in "Employment and Severance Agreements" and (2) the transactions described below.

Indebtedness of Certain Officers and Company's Repurchase Rights

At December 31, 2000, the Company held full recourse notes receivable from officers related to their purchases of Common Stock in the amount of $187,000. The notes accrue interest at 6% per annum, are collateralized by all shares of the Company's Common Stock purchased by these individuals and are due and payable in 2006 or immediately in the event of termination. Under the terms of the stock purchase agreements, the Company has the right to repurchase the unvested shares of Common Stock at the original issue price in the event the officers cease to be employees of the Company. The repurchase rights lapse ratably through 2003. At December 31, 2000, approximately 580,000 shares of Common Stock were subject to repurchase rights.

Lease Agreement

Director and Senior Vice President, Population Health Management, Michael S. Miele is the owner of 51 Park Street LLC, which leases the Company's offices located at 51 Park Street, Montclair, New Jersey 07042. The annual base rent is $66,000, which the Company's Board of Directors has determined to a fair rate.

Investor Rights Agreements

1998 Investor Rights Agreement. Pursuant to the terms of the Investor Rights Agreement dated February 27, 1998 (the "1998 Registration Rights Agreement"), the holders of 6,800,000 shares of Common Stock issued upon conversion of the Company's Series D Preferred Stock, holders of any Common Stock issued as a dividend or distribution, and their permitted transferees are entitled to rights with respect to the registration of such shares under the Securities Act. The holders of at least 30% of these securities may require the Company, subject to limitations to file a registration statement if the aggregate gross offering price is at least $15,000,000. The Company is not required to effect (i) more than two such registrations pursuant to such demand registration rights, including the Company's initial public offering, which occurred on February 8, 2000; (ii) a registration during the period in which any other registration statement has been filed and for a period of 180 days after such registration has been declared effective; or (iii) a registration for a period not to exceed 90 days, if the Board of Directors of the Company has made a good faith determination that such registration would be seriously detrimental to the Company or to its stockholders. Furthermore, pursuant to the terms of the 1998 Investor Rights Agreement, the holders of these securities are entitled to registration rights in connection with any registration by the Company and its securities for its own account or the account of other security holders. In the event that the Company proposes to register any shares of Common Stock under the Securities Act, the holders of such piggyback registration rights are entitled to receive notice of such registration and are entitled to include their shares therein.

At any time after the Company becomes eligible to file a registration statement on Form S-3, holders of $500,000 of registrable securities may require the Company to file registration statements on Form S-3 under the Securities Act with respect to their shares of Common Stock. The Company is not required to effect more than two such registrations in any twelve month period.

Each of the foregoing registration rights is subject to conditions and limitations, including the right of the underwriters in any underwritten offering to limit the number of shares of registrable securities to be included in such registration. The registration rights with respect to any holder thereof terminate upon the earlier of February 8, 2005 or when the shares held by such holder may be sold under Rule 144 during any ninety day period. The Company is required to bear all of the expenses of all such registrations, except underwriting discounts and commissions. Registration of any of the registrable securities would result in such shares becoming freely tradable without restriction under the Securities Act immediately upon effectiveness of such registration. The 1998 Investor Rights Agreement also contains a commitment of the Company to indemnify the holders of registration rights, subject to certain limitations.

2000 Registration Rights Agreement. As part of the Company's merger with PatientCentrix, and the issuance of shares and options to purchase shares of the Company's Common Stock in consideration therefore, the Company and the holders of such shares and options to purchase shares Common Stock entered into a Registration Rights Agreement on October 31, 2000 (the "2000 Registration Rights Agreement"). Pursuant to the terms of the 2000 Registration Rights Agreement, the holders of at least 50% of the securities covered by the 2000 Registration Rights Agreement may require the Company, subject to certain limitations, to file a registration statement on Form S-3. The Company shall only be required to file a registration statement on Form S-3 pursuant to such a demand (i) after February 8, 2001, and (ii) if the average closing price for one share of the Company's Common Stock, as quoted on the NASDAQ National Market, for the ten days prior to such demand, exceeds $7.00 (subject to adjustment for stock splits, stock dividends, combinations, etc.). Furthermore, pursuant to the terms of the 2000 Registration Rights Agreement, the holders of these securities are entitled to registration rights in connection with any registration by the Company of its securities for its own account or the account of other securityholders. In the event that the Company proposes to register any shares of Common Stock under the Securities Act, the holders of such piggyback registration rights are entitled to receive notice of such registration and are entitled to include their shares therein.

Each of the foregoing registration rights is subject to conditions and limitations, including the right of the underwriters in any underwritten offering to limit the number of shares of registrable securities to be included in such registration. We are required to bear all of the expenses of all such registrations, except underwriting discounts and commissions. Registration of any of the registrable securities would result in such shares becoming freely tradable without restrictions under the Securities Act immediately upon effectiveness of such registration. The 2000 Registration Rights Agreement also contains a commitment of the Company to indemnify the holders of registration rights, subject to certain limitations.

Stock Option Grants to Officers and Directors

During fiscal 2000, the Company granted the following options to purchase the Company's Common Stock to its officers, directors and stockholders who beneficially own 5% or more of its Common Stock.

Name	Date of Grant	Options	Exercise Price Per Share
Eugene Santa Cattarina	10/31/00	200,000	$1.50
Stephen P. Kay	10/31/00	87,000	1.50
Bryan Lang	10/31/00	50,000	1.50
David Brown	10/31/00	50,000	1.50
Marlene McCurdy	10/31/00	50,000	1.50
Michael S. Miele	10/31/00	197,790	1.50
Howard Cox	10/31/00	10,000	1.50
Thomas Stephenson	10/31/00	10,000	1.50
Jay Rosenbluth, MD	10/31/00	10,000	1.50
Jereome Grossman, MD	10/31/00	10,000	1.50

Indemnification, Change of Control and Employment Agreements

The Company has entered into indemnification agreements with each of its directors and officers. Such indemnification agreements will require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law.

In November 2000, the Company entered into an employment agreement with Michael S. Miele. Under the terms of the agreement as amended by the Board of Directors, Mr. Miele receives an annual salary of $200,000 and is eligible to receive an annual bonus in an amount to be determined by the Board of Directors.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K/A:

    Financial Statements
The financial statements are included under Part II Section 8 of this Form 10-K/A
(2) Financial Statement Schedules

Financial Statement Schedules have been omitted because information required to be set forth therein is not applicable or is included in the financial statements or notes thereto.

(3) Exhibits:

Exhibit Number	Description of Document
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2(5)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Registration Rights Agreement dated October 29, 1997, as amended
4.3(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000
10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(1)	1995 Stock Plan and form of agreements thereunder
10.3(2)	1998 Equity Incentive Plan, as amended
10.4(1)	1999 Employee Stock Purchase Plan
10.5(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia, between Landacorp and Unisys Corporation, dated September 1, 1991
10.6(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999
10.7(1)	Licensing Agreement by and between Interqual(R) Incorporated and Landa Management Systems Corporation, dated September 8, 1992.
10.8(1)	Sublicensor Agreement by and between Interqual(R) Incorporated and Landa Management Systems, effective April 15, 1994.
10.9(1)	Distribution Agreement for Interqual(R) Medical Appropriateness Review Systems, signed on January 1, 1996
10.10(1)	License Agreement -- Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998
10.11(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000
10.12(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000
23.1(5)	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1(5)	Power of Attorney

---------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on March 22, 2001.

(3) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 13, 2000.
(4) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 17, 2000.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 30, 2001

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia, on April 30, 2001.

LANDACORP, INC. (REGISTRANT)

By:	/s/ EUGENE SANTA CATTARINA

Eugene Santa Cattarina
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below on April 30, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Eugene Santa Cattarina* Eugene Santa Cattarina	Chief Executive Officer, Interim Chief Operating Officer and Director (Principal Executive Officer)	April 30, 2001
/s/ Mark Rapoport Mark Rapoport	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2001
/s/ Bryan Lang* Bryan Lang	Chief Technology Officer and Director	April 30, 2001
/s/ Thomas F. Stephenson* Thomas F. Stephenson	Chairman of the Board of Directors	April 30, 2001
/s/ Howard E. Cox* Howard E. Cox	Director	April 30, 2001
/s/ Jason M. Rosenbluth* Jason M. Rosenbluth	Director	April 30, 2001
/s/ Jerome H. Grossman* Jerome H. Grossman	Director	April 30, 2001
/s/ Michael Miele*
Michael Miele
	Senior Vice President, Population Health Management and Director	April 30, 2001
*By: /s/ Eugene Santa Cattarina
Eugene Santa Cattarina
Attorney-in-Fact
	Attorney-in-Fact	April 30, 2001

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2(5)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Registration Rights Agreement dated October 29, 1997, as amended
4.3(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000
10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(1)	1995 Stock Plan and form of agreements thereunder
10.3(2)	1998 Equity Incentive Plan, as amended
10.4(1)	1999 Employee Stock Purchase Plan
10.5(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia, between Landacorp and Unisys Corporation, dated September 1, 1991
10.6(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999
10.7(1)	Licensing Agreement by and between Interqual(R) Incorporated and Landa Management Systems Corporation, dated September 8, 1992.
10.8(1)	Sublicensor Agreement by and between Interqual(R) Incorporated and Landa Management Systems, effective April 15, 1994.
10.9(1)	Distribution Agreement for Interqual(R) Medical Appropriateness Review Systems, signed on January 1, 1996
10.10(1)	License Agreement -- Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998
10.11(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000
10.12(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000
23.1(5)	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1(5)	Power of Attorney (See page X)

---------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on March 22, 2001.

(3) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 13, 2000.

(4) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 17, 2000.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 30, 2001