Form 10-Q
period 2001-03-31
LANDACORP INC
filed 2001-05-15
CIK 1058177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 000-29377

Landacorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3346710
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4151 Ashford Dunwoody Road, Suite 505
Atlanta, Georgia    30319
(Address of principal executive offices including zip code)

(404) 531-9956
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ].

    Number of shares of Common stock, par value of $0.001, outstanding as of March 31, 2001: 15,538,000

Landacorp, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

LANDACORP, INC.

Condensed Consolidated Balance Sheets

                                                                      March 31,    December 31,
                                                                        2001          2000
                                                                    ------------  ------------
                                                                    (unaudited)    (audited)
                              ASSETS
Current assets:
   Cash and cash equivalents...................................... $ 17,779,000  $ 21,752,000
   Accounts receivable and costs and estimated
    earnings in excess of billings on uncompleted
    contracts, net................................................    3,465,000     5,316,000
   Other current assets...........................................      946,000       781,000
                                                                    ------------  ------------
     Total current assets.........................................   22,190,000    27,849,000
Property and equipment, net.......................................    2,797,000     2,626,000
Capitalized software, net.........................................      136,000       136,000
Intangible assets, net............................................   13,918,000    15,210,000
                                                                    ------------  ------------
                                                                   $ 39,041,000  $ 45,821,000
                                                                    ============  ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................... $  1,183,000  $  1,413,000
   Accrued expenses...............................................    3,489,000     4,273,000
   Deferred revenue and billings in excess of costs                          --            --
    and estimated earnings on uncompleted contracts...............    3,617,000     4,168,000
   Current portion of long-term debt..............................       78,000        77,000
                                                                    ------------  ------------
     Total current liabilities....................................    8,367,000     9,931,000
Long-term debt, net of current portion............................      213,000       229,000
                                                                    ------------  ------------
     Total liabilities............................................    8,580,000    10,160,000
                                                                    ------------  ------------

Stockholders' equity:
   Common Stock, $0.001 par value, 50,000,000 shares authorized;
    15,538,000 and 14,916,000 shares issued and outstanding.......       16,000        15,000
   Additional paid-in capital.....................................   58,157,000    57,815,000
   Common stock to be issued......................................           --       516,000
   Notes receivable from officers.................................     (187,000)     (187,000)
   Unearned stock-based compensation..............................   (1,659,000)   (2,324,000)
   Accumulated deficit............................................  (25,866,000)  (20,174,000)
                                                                    ------------  ------------
     Total stockholders' equity...................................   30,461,000    35,661,000
                                                                    ------------  ------------
                                                                   $ 39,041,000  $ 45,821,000
                                                                    ============  ============

The accompanying notes are an integral part of these financial statements.

LANDACORP, INC.

Condensed Consolidated Statements of Operations
(unaudited)

                                              Three Months Ended
                                                  March 31,
                                           --------------------------
                                               2001          2000
                                           ------------  ------------
Revenues:
   Program revenues and maintenance fees. $  2,926,000  $    694,000
   System sales and consulting fees......    1,286,000     1,718,000
                                           ------------  ------------
     Total revenues......................    4,212,000     2,412,000
                                           ------------  ------------
Cost of revenues:
   Program revenues and maintenance fees.    1,463,000       185,000
   System sales and consulting fees......    1,175,000     1,038,000
                                           ------------  ------------
     Total cost of revenues..............    2,638,000     1,223,000
                                           ------------  ------------
Gross profit.............................    1,574,000     1,189,000
                                           ------------  ------------
Operating expenses:
   Sales and marketing...................    1,607,000     1,676,000
   Research and development..............    1,475,000       661,000
   General and administrative............    3,182,000     1,120,000
   Amortization of intangible assets.....      588,000        51,000
   Impairment of intangible assets.......      704,000            --
                                           ------------  ------------
     Total operating expenses............    7,556,000     3,508,000
                                           ------------  ------------
Loss from operations.....................   (5,982,000)   (2,319,000)
Interest and other income, net...........      296,000       271,000
Interest expense.........................       (6,000)       (8,000)
                                           ------------  ------------
Loss before income tax...................   (5,692,000)   (2,056,000)
Provision for income tax ................           --            --
                                           ------------  ------------
Net Loss ................................ $ (5,692,000) $ (2,056,000)
                                           ============  ============
Net loss per share:
   Basic and diluted..................... $      (0.39) $      (0.26)
                                           ============  ============

   Weighted average shares...............   14,635,000     7,992,000
                                           ============  ============

The accompanying notes are an integral part of these financial statements.

LANDACORP, INC.

Condensed Consolidated Statement of Cash Flows
(unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ----------- ------------
                                                                            2001          2000
                                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss............................................................ $(5,692,000) $(2,056,000)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization.....................................     804,000      201,000
     Provision (recovery) of doubtful accounts.........................     668,000      (29,000)
     Amortization of unearned stock-based compensation.................     482,000      522,000
     Impairment of Intangible assets...................................     704,000           --
     Changes in assets and liabilities, net of effects of acquisition:
         Accounts receivable and costs and estimated earnings in
         in excess of billings on uncompleted contracts, net...........   1,183,000      838,000
         Other assets..................................................    (165,000)    (261,000)
         Accounts payable..............................................    (230,000)     (25,000)
         Accrued expenses..............................................    (784,000)     (63,000)
         Deferred revenue and billings in excess of costs
          and estimated earnings on uncompleted contracts..............    (551,000)    (790,000)
                                                                         -----------  -----------
           Net cash used in operating activities.......................  (3,581,000)  (1,663,000)
                                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net............................    (387,000)    (425,000)
                                                                         -----------  -----------
           Net cash used in investing activities.......................    (387,000)    (425,000)
                                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt..........................................     (15,000)    (280,000)
   Proceeds from issuance of common stock, net ........................      10,000   35,743,000
   Collection on note receivable from officer..........................          --        2,000
                                                                         -----------  -----------
           Net cash (used in) provided by financing activities.........      (5,000)  35,465,000
                                                                         -----------  -----------
(Decrease) increase in cash and cash equivalents.......................  (3,973,000)  33,377,000
Cash and cash equivalents, beginning of period.........................  21,752,000    1,884,000
                                                                         -----------  -----------
Cash and cash equivalents, end of period............................... $17,779,000  $35,261,000
                                                                         ===========  ===========
Supplemental non-cash investing and financing  activities:
   Note payable issued in connection with the acquisition of IMG....... $        --  $ 1,000,000
                                                                         ===========  ===========

   Unearned Stock-based compensation................................... $        --  $   497,000
                                                                         ===========  ===========

The accompanying notes are an integral part of these financial statements.

LANDACORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The Company and Basis of Presentation

  Landacorp, Inc. was established in 1982 and, along with its subsidiaries (collectively referred to herein as the "Company"), offers internet-based and other electronic medical management solutions to healthcare payers and providers designed to control and avoid cost and improve the quality of healthcare delivery. The Company's corporate headquarters and sales and marketing offices are located in Atlanta, GA, with operations located in Chico, CA, Raleigh, NC and Montclair, NJ.

  The accompanying unaudited financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K "as amended" for the year ended December 31, 2000. The balance sheet at December 31, 2000 is derived from the audited financial statements included in the Form 10-K for the year ended December 31, 2000. However, this Form 10-Q does not include all Form 10-K and other disclosures required by generally accepted accounting principles in the United States for the balance sheet as presented herein. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

  The consolidated results of operations presented for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. Certain prior period balances have been reclassified in order to conform with current period presentation.

  Revenues

  Program revenues and maintenance fees represent repeat and recurring revenue streams, such as per member per month licensing and servicing revenues, per participant per year fees and support charges for maintaining software. System sales and consulting fees represent one-off or non- recurring and non-repeat revenue, such as sales of perpetual licenses, implementation and ad-hoc consulting or training services. The revenues and costs for 2000 have been re-categorized into these groups for comparison purposes.

  Net loss per share

  Loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares include common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options. The potential common shares, which are excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive were 4,365,000 and 1,006,000 at March 31, 2001 and 2000, respectively.

  Common Stock

  In March 2001, the Company increased the number of authorized shares of Common Stock from 15,000,000 to 50,000,000.

  Subsequent Events

In May 2001, the Company announced a reduction in work force representing approximately 16% of the Company's total work force. The Company expects to incur a severance charge of approximately $400,000 related to employee termination benefits.

During May 2001, the Company announced it's plans to discontinue operations of its Portland, Oregon-based Interactive Media Group (IMG). The Company has recorded a $0.7 million impairment charge on the intangible assets related to IMG in the operating expenses for the three months ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements: This quarterly report contains forward looking statements for purpose of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Examples of such forward looking statements include statements regarding Landacorp's anticipated expenses, revenues and financial results and business performance for 2001, anticipated growth in the market for population health management services and increased penetration of our related product offerings; and our ability to capitalize on synergies and growth opportunities and reduce costs as a result of recent acquisitions. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that we may fail to close on certain pending customer contracts during 2001, our dependence on a limited number of products with limited market acceptance, the risk that the market for population health management services does not develop as anticipated, and the risk that we are unable to successfully integrate the products and service offerings of our recent acquisitions and successfully capitalize on anticipated synergies and growth opportunities. For further information regarding these and the other risks related to Landacorp's business, investors should consult Landacorp's filings with the Securities and Exchange Commission, including its Form 10-K (as amended) for the year ended December 31, 2000.

OVERVIEW

Landacorp provides strategic healthcare management solutions to healthcare delivery and payer organizations. Our core Internet- and Windows-based medical management software is integrated with extensive predictive and preventive population health management programs and interactive media services to deliver comprehensive solutions that help manage and avoid cost, and enhance quality of healthcare. Our medical management software applications automate and streamline administrative and business processes and enable real-time interaction among various healthcare participants. Our population health management solutions help our clients to deliver consistent and appropriate educational information to members of plans who have chronic or potentially high-predicted expenditure outcomes associated with their illness. As of March 31, 2001, 26 payers who claim to have a combined membership of 33 million participants were using our payer solutions, and approximately 160 hospital providers were using our provider solutions. We have historically derived revenues from the installation and licensing of our maxMC and Maxsys solutions, sublicensing third-party software applications as part of system implementations and delivery of post-contract customer support, training and consulting services. We are currently focusing our primary development, sales and marketing efforts on our e-maxMC, maxMC, DSBuilder, DSManager, Managing for Tomorrow and Maxsys II products. Although we do not anticipate future system sales or enhancements of Maxsys I, we continue to provide maintenance services to, and receive maintenance fees from, customers who purchased this product in the past. We plan to continue to support Maxsys I for the foreseeable future as a service to such customers and pursuant to ongoing contractual obligations.

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

On May 9, 2001 we announced an impairment charge in the first quarter 2001 on intangible assets acquired in connection with the acquisition of the Portland, Oregon-based Interactive Media Group (IMG). The charge was $0.7 million. In May 2001, management determined that the operations of IMG should be discontinued due to the slowdown in the web design and consulting industry. On May 8, 2001, the Board of Directors approved a plan to immediately discontinue IMG's operations. The employees of IMG are included in the reduction in workforce as described below.

We also announced on May 9, 2001 a reduction in our work force of approximately 16%. This includes the closing of our IMG operation, as well as the elimination of a number of positions in our medical management operations.

RECENT ACQUISITIONS

On January 31, 2000, we purchased from High Technology Solutions, Inc. assets related to its business of providing Web site services to healthcare payers (also referred to as Interactive Media Group or IMG). The purchase price for the assets was $1,268,000 (including an estimated $18,000 in assumed liabilities) of which we paid $250,000 at the closing. We paid the remaining balance in April 2000. The acquired assets included equipment, know how, trademarks and other intangible rights used by High Technology Solutions, Inc. in the operation of its business of providing Web site services to healthcare payers, as well as contracts, none of which were material. In connection with the acquisition we hired a number of former employees of High Technology Solutions, Inc.

The purchase price of $1,268,000 (including an estimated $18,000 in assumed liabilities) was allocated to the various tangible and intangible assets acquired. The acquired intangible assets were amortized over their estimated useful lives of twenty-four to thirty-six months. On May 9, 2001 we announced an impairment charge in the first quarter 2001 on intangible assets acquired in connection with the acquisition of IMG. The charge was $0.7 million. In May 2001, management determined that the operations of IMG should be discontinued due to the slowdown in the web design and consulting industry. On May 8, 2001, the Board of Directors approved a plan to immediately discontinue IMG's operations.

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

On November 2, 2000 we completed the acquisition of PatientCentrix, Inc. ("PatientCentrix"), a leading provider of population management targeting and intervention programs and services. The Company acquired 100% of the shares and assumed all outstanding options of PatientCentrix in return for cash of $5,850,000 paid to the stockholders and option holders, and issuing 1,157,000 shares to the stockholders of PatientCentrix. The price of the shares issued was $1.777 based on the average of the previous 20 trading days prior to the date of the definitive agreement, which was October 31, 2000. We also assumed all of the incentive stock options issued by PatientCentrix prior to the acquisition. These represented options to purchase up to 1,582,532 of Common Stock of Landacorp with an average exercise price of $1.525. The total purchase price of $11,188,000 consisted of $5,850,000 cash, $2,056,000 of our Common Stock (1,157,000 shares), assumed stock options with a fair value of $2,970,000, and other acquisition related expenses of approximately $312,000, consisting primarily of payment for legal and financial advisory services. Of the total purchase price, approximately $191,000 was allocated to the net tangible assets, approximately $961,000 was allocated to unearned compensation related to our right to repurchase 30% of the shares of the Company's Common Stock and options to purchase our Common Stock issued to employees of PatientCentrix pursuant to the purchase agreement in the event of such employee's termination under certain circumstances, and the remainder was allocated to intangible assets, including existing technology ($3,600,000), customer base ($640,000), assembled work force ($280,000), and goodwill ($5,516,000). Additionally, based on the total contract value of sales for PatientCentrix software and services, capped at $50 million in orders for the twelve months from the closing of the acquisition; up to $6 million in additional cash will be paid to the shareholders and option holders of PatientCentrix, prorata to their rights to PatientCentrix stock. As of March 31, 2001, no additional amounts were paid to the shareholders or option holders of PatientCentrix.

RESULTS OF OPERATIONS

The following table presents the statement of operations data as a percentage of total revenues:

                                              Three Months Ended
                                                  March 31,                 % of revenues
                                           --------------------------  --------------------------
                                               2001          2000          2001          2000
                                           ------------  ------------  ------------  ------------
                                                                (unaudited)
Revenues:
   Program revenues and maintenance fees. $  2,926,000  $    694,000          69.5%        28.8%
   System sales and consulting fees......    1,286,000     1,718,000          30.5          71.2
                                           ------------  ------------  ------------  ------------
     Total revenues......................    4,212,000     2,412,000         100.0         100.0
                                           ------------  ------------  ------------  ------------
Cost of revenues:
   Program revenues and maintenance fees.    1,463,000       185,000          34.7           7.7
   System sales and consulting fees......    1,175,000     1,038,000          27.9          43.0
                                           ------------  ------------  ------------  ------------
     Total cost of revenues..............    2,638,000     1,223,000          62.6          50.7
                                           ------------  ------------  ------------  ------------
Gross profit.............................    1,574,000     1,189,000          37.4          49.3
                                           ------------  ------------  ------------  ------------
Operating expenses:
   Sales and marketing...................    1,607,000     1,676,000          38.2          69.5
   Research and development..............    1,475,000       661,000          35.0          27.4
   General and administrative............    3,182,000     1,120,000          75.5          46.4
   Amortization of intangible assets.....      588,000        51,000          14.0           2.1
   Impairment of intangible assets.........    704,000            --          16.7            --
                                           ------------  ------------  ------------  ------------
     Total operating expenses............    7,556,000     3,508,000         179.4         145.4
                                           ------------  ------------  ------------  ------------
Loss from operations.....................   (5,982,000)   (2,319,000)       (142.0)        (96.1)
Interest and other income, net...........      296,000       271,000           7.0          11.2
Interest expense.........................       (6,000)       (8,000)         (0.1)         (0.3)
                                           ------------  ------------  ------------  ------------
Loss before income tax...................   (5,692,000)   (2,056,000)       (135.1)        (85.2)
Provision for income tax ..................         --            --            --            --
                                           ------------  ------------  ------------  ------------
Net Loss .................................$ (5,692,000) $ (2,056,000)       (135.1)%       (85.2)%
                                           ============  ============  ============  ============

Comparison of the first quarters ended March 31, 2000 and 2001.

Revenues. We have reclassified our revenue into two distinct revenue streams starting with the first quarter of 2001. Program revenues and maintenance fees represent repeat and recurring revenue streams, such as per member per month licensing and servicing revenues, per participant per year fees and support charges for maintaining software. System sales and consulting fees represent one-off or non-recurring and non-repeat revenue, such as sales of perpetual licenses, implementation and ad-hoc consulting or training services. The revenues and costs for first quarter 2000 have been re-categorized into these groups for comparison purposes.

Program revenues and maintenance fees have increased by $2,232,000 or 322% from $694,000 for the first quarter of 2000 to $2,926,000 in the first quarter of 2001. During the three months ended March 31, 2001, two customers accounted for 39% and 13% of the program revenues and maintenance fees. One customer accounted for 10% of the program revenues and maintenance fees revenues for the first quarter of 2000. The increase in revenues relates mainly to the addition of DSBuilder, DSManager and Managing from Tomorrow to our product mix. These products were acquired as part of the recent acquisition of the assets of ProMedex and the acquisition of PatientCentrix, Inc. more fully discussed in the Overview section.

System sales and consulting fees decreased by $432,000 or 25% from $1,718,000 in first quarter of 2000 to $1,286,000 in first quarter of 2001. The decrease in system sales and consulting fees resulted from reduced sales in our medical management software products partially offset by an increase in ad- hoc consulting fees and other services sold in connection with our DSBuilder and DSManager product. During the three months ended March 31, 2001, two customers accounted for 13% and 12% of the system sales and consulting fees. Two customers accounted for 22% and 14% of system sales and consulting fees during the corresponding period of 2000.

Cost of Program Revenue and Maintenance Fees. Cost of program revenues and maintenance fees increased by $1,278,000 or 691% from $185,000 for the quarter ended March 31, 2000 to $1,463,000 for the quarter ended March 31, 2001, representing 27% of program revenues and maintenance fees revenues for first quarter of 2000 and 50% for the first quarter of 2001. This increase resulted from increased salaries, benefits, stock-based compensation expense further discussed below, and other personnel-related expenses associated with the recent acquisitions discussed in the Overview section and, additionally, from the provision of certain specific direct costs associated with the delivery of our Managing for Tomorrow programs that require educational and other medical related supplies to be sent to participants. None of these revenues or direct costs were part of our activities in the first quarter of 2000 and directly effected the gross margins accordingly. We expect that cost of program revenues and maintenance fees will increase in line with the increase in associated revenues as we expand our customer base and implement further customers. We cannot yet determine the impact that these anticipated increased costs or increased revenues will have on our gross margin percentages.

Cost of System Sales and Consulting Fees. Cost of system sales and consulting fees consists principally of costs incurred in the implementation of our software products, and other consulting and training personnel costs. The cost of system sales and consulting fees includes personnel costs, amortization of unearned stock-based compensation, non- reimbursed travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. During the quarter ended March 31, 2001 these costs were $1,175,000 or 91% of system sales and consulting fees, compared to costs of $1,038,000 representing 60% of system sales and consulting fees during the quarter ended March 31, 2000. Cost of system sales and consulting fees increased by $137,000 or 13% from the quarter ended March 31, 2000 to the same period for 2001. This cost increase resulted from additional personnel costs, stock-based compensation expense further discussed below, and additional costs associated with the service delivery. The decrease in the gross margin on system sales from 40% for the quarter ended March 31, 2000 to 9% during the corresponding period in 2001 was mostly due to reduced sales for our medical management software products.

Sales and Marketing. Sales and marketing expenses consist principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotional costs, and departmental overhead. Sales and marketing expenses during the quarter ended March 31, 2001 amounted to $1,607,000 representing 38% of total revenues, in comparison with $1,676,000 representing 69% of total revenues during the corresponding quarter of the previous year. Sales and marketing expenses decreased by $69,000 or 4% from the first quarter of 2000. This decrease resulted from a one time bonus of $335,000 paid to the Chief Marketing Officer and recorded in the first quarter of 2000 in connection with deferred compensation that became payable in the event the company went public (further disclosure of this non-recurring item can be found in our S-1 prospectus filed with the SEC), a decrease in headcount compared to the first quarter of 2000 responsible for the sale of the e-maxMC, maxMC and Maxsys II products, offset by an increase in the headcount and associated costs associated with the sales and marketing teams acquired in connection with our recent acquisitions, discussed in the Overview section.

Research and Development. Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related department overhead and depreciation on equipment. Research and development expenses totaled $1,475,000 or 35% of total revenues during the quarter ended March 31, 2001, an increase of $814,000 or 123% compared to expenses totaling $661,000 representing 27% of total revenues during the quarter ended March 31, 2000. This increase resulted from the inclusion of the research and development expenses arising from both of our recent acquisitions, described in the Overview section, in the costs for the first quarter of 2001 that were not present in the first quarter of 2000. Additionally, there are increases associated with the headcount, salaries, benefits and other personnel-related expenses, including stock-based compensation expense further discussed below, as we have increased the size of the research and development staff since first quarter of 2000. This is in line with our announcement in the second quarter ended June 30, 2000 that we intended to increase our research and development expenses as we began to create our Advanced Products Group to more fully leverage Internet technologies in our marketplace.

General and Administrative. General and administrative expenses consist of compensation for personnel, fees for outside professional services, costs associated with maintaining the company as a public corporation, amortization of unearned stock-based compensation, and allocated occupancy and overhead costs. General and administrative expenses increased by $2,062,000 or 184% from $1,120,000, representing 46% of total revenues, in the first quarter of 2000 to $3,182,000, representing 76% of total revenues, in the first quarter of 2001. Approximately $668,000 of this increase relates to a specific increase in our bad debt reserve for a customer that is having financial difficulty in meeting their payment obligations. Additionally, the balance of the increase was due to: additional employees arising from the recent acquisitions as discussed in the Overview section; higher professional service fees, stock-based compensation expenses, further discussed below, together with other costs associated with operating as a public company; additional office space assumed with our recent acquisitions associated with our population health management product offerings; and approximately $600,000 for the cost associated with managing the data center operations for our Managing for Tomorrow product line acquired in the Promedex acquisition described in the Overview section. Excluding the data center operations costs and bad debt reserve our general and administrative expenses would have been approximately $1.9 million, or 45% of total revenues.

Amortization of Intangible Assets. Amortization expense increased by $537,000 or 1,053% from $51,000 or 2% of revenues in first quarter of 2000 to $588,000 or 14% of revenues in first quarter 2001. These costs are directly related to our acquisitions made last year. For the quarter ended March 31, 2000 the charge represents only two months of the acquisition of our Interactive Media Group compared to first quarter of 2001 that reflects a full quarter of all our 2000 acquisitions. These are all more fully described in the Overview section.

Impairment of Intangible Assets. On May 9, 2001 we announced an impairment charge in the first quarter 2001 on intangible assets acquired in connection with the acquisition of the Portland, Oregon-based Interactive Media Group (IMG). The charge was $0.7 million. In May 2001, management determined that the operations of IMG should be discontinued due to the slowdown in the web design and consulting industry. On May 8, 2001, the Board of Directors approved a plan to immediately discontinue IMG's operations. The employees of IMG are included in the reduction in workforce described in the overview section.

Stock-based Expenses. In connection with certain stock option grants and common stock issuance during the years ended December 31, 1998, 1999 and 2000, we recognized unearned compensation totaling $4,166,000, $1,610,000 and $1,521,000 respectively. The 2000 figure of $1,521,000 is net of a credit of $112,000 relating to employees who have left. This unearned stock based compensation is being amortized over the vesting periods or as the Company's repurchase rights lapse (See Note 5 of Notes to Financial Statements for year ended December 31, 2000), as applicable, using the multiple option approach prescribed by FIN No. 28. Amortization expense recognized during the first quarters of 2000 and 2001 were $522,000 and $482,000, respectively, and has been allocated to cost of sales and operating expenses.

Interest and Other Income and Interest Expense. Interest and other income consists primarily of earnings on our cash and cash equivalents. Interest and other income amounted to $271,000 for the first quarter of 2000 and $296,000 for the first quarter of 2001. The increase in Interest and other income in 2001 of $25,000 is due to having cash invested in interest bearing accounts and debt equities for the full first quarter of 2001 offset by the higher levels of cash and cash equivalents held during the first quarter of 2000 after our February 9, 2000 initial public offering. Interest expense of $6,000 during the first quarter of 2001 and $8,000 for first quarter of 2000 arises from financing certain fixed assets through finance leases.

Provision for Income Tax. We recorded no current provision or benefit for federal or state income taxes for the first quarters of 2000 or 2001, as the Company had incurred net operating losses and had no carry-back potential. As of March 31, 2001, we had approximately $15 million in net operating loss carry-forwards for federal tax purposes and approximately $7 million for state tax purposes. These federal and state tax loss carry-forwards are available to reduce future taxable income. Utilization of such carry- forwards may be limited in certain circumstances including, but not limited to, cumulative stock ownership changes of more than 50 percent over a three-year period and will expire at varying amounts during the period from December 31, 2000 to 2014. We believe that there were cumulative changes of ownership of greater than 50 percent in February 1998. Accordingly, the amount of loss carry- forwards that may be utilized to reduce future taxable income for federal and state income tax purposes may be limited. The amount of the limitation has not yet been calculated. We have not recognized a deferred tax asset on our balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through net cash generated from operating activities, and private sales of common and preferred stock. During February 2000, we completed our initial public offering through which we raised net proceeds of approximately $35 million. As of March 31, 2001, we had $17.8 million in cash and cash equivalents and $13.8 million in working capital with outstanding debt totaling $0.3 million.

Net cash used in operating activities was $3,581,000 and $1,663,000 during the three months ended March 31, 2001 and 2000, respectively. Net cash used to fund operating activities in 2001 reflects net losses before non-cash charges for depreciation and amortization of intangible assets, provision for bad and doubtful accounts, charges for amortization of unearned stock-based compensation and impairment of intangible assets and decreases in net accounts receivable, offset by an increase in other current assets, a decrease in accounts payable, accrued expenses and deferred revenue. Net cash used to fund operating activities in 2000 reflects net losses before non-cash charges for depreciation and amortization of intangible assets, charges for amortization of unearned stock-based compensation and decreases in net accounts receivable, offset by a recovery for bad and doubtful accounts, an increase in other current assets, a decrease in accounts payable, accrued expenses and deferred revenue.

Net cash used in investing activities was $387,000 in 2001 and $425,000 in 2000. Investing activities consist primarily of purchases of computer equipment, office furniture and leasehold improvements, and additions to capitalized software development costs.

Net cash used in financing activities was $5,000 in 2001 and net cash provided by financing activities $35.5 million in 2000. Net cash used in financing activities in 2001 resulted from the proceeds from the issuance of some common stock less certain finance lease payments. Net cash generated from financing activities in 2000 resulted from the issuance of common stock in connection with the Company's initial public offering that was completed during February 2000 less the initial payment for the acquisition of Interactive Media Group, as described more fully below, and additional finance lease payments.

We purchased our Interactive Media Group assets from High Technology Solutions, Inc. on January 31, 2000. At the closing, we paid High Technology Solutions, Inc. $250,000 and delivered a promissory note in the principal amount of $1,000,000. We paid the remaining balance of the promissory note in April 2000.

In February 1998, the Company entered into an agreement with Brian Lang whereby the Company agreed to pay a bonus of $335,000 to Mr. Lang upon the successful completion of an initial public offering. This amount was paid on March 1, 2000 following our Initial Public Offering and the expense was recorded as operating expense for that period.

On October 27, 2000 we acquired the business assets and liabilities of ProMedex from PMX Holdings, Inc. for $4,632,000, consisting of $585,000 cash, $516,000 of the Company's common stock (250,000 shares), other acquisition related expenses of approximately $319,000, consisting primarily of payment for legal and financial advisory services and the assumption of liabilities of $3,212,000.

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

On May 9, 2001 we announced a reduction in our work force of approximately 16%. This includes the closing of our IMG operation, as well as the elimination of a number of positions in our medical management operations. We have taken this action as a result of industry-wide slowdowns in the web design and consulting industry and medical management software industry. We expect these actions to save us approximately $4.6 million in annual operating cost.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

We increased our authorized common stock from 15,000,000 to 50,000,000 at a meeting of our stockholders held on March 22, 2001, more fully covered under Part II, Item 4 "Submission of Matters to a Vote of Security Holders" below.

Item 3. Defaults in Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On March 7, 2001, a Proxy Statement under Form 14A was sent to the Securities Holders of all Landacorp, Inc. stock registered on December 31, 2000. The matters to be voted on were the increase in the authorized share capital and the increase in our stock option pool and were needed in order to complete our obligations under the terms of the purchases of the assets of ProMedex on October 27, 2000 and PatientCentrix, Inc. on November 2, 2000. The meeting was held on March 22, 2001 at which time a quorum was declared and the security holders of record voted in favor of both matters outstanding before the meeting.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(b)Reports on Form 8-K

(i)Report on Form 8-K/A filed with the commission on January 10, 2001 relating to our acquisition of the business assets and liabilities of the ProMedex business from PMX Holdings, Inc. and the acquisition of PatientCentrix, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDACORP, INC.

(Registrant)

Dated: May 15, 2001

By:	/s/ Eugene Santa Cattarina

Eugene Santa Cattarina
President, Chief Executive Officer, and Interim Chief Operating Officer (principal executive officer)

Dated: May 15, 2001

By:	/s/ Mark Rapoport

Mark Rapoport
Chief Financial Officer