Form 10-Q
period 2001-06-30
LANDACORP INC
filed 2001-08-14
CIK 1058177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

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

(404) 531-9956

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES     NO

Number of shares of Common stock, par value of $0.001, outstanding as of June 30, 2001: 15,666,305

Landacorp, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

LANDACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$15,816	$21,752

Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	2,487	5,316

Other current assets	1,212	781

Total current assets	19,515	27,849

PROPERTY AND EQUIPMENT, NET	2,481	2,626

INTANGIBLE ASSETS, NET	12,834	15,210

CAPITALIZED SOFTWARE, NET	131	136

	$34,961	$45,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,638	$1,413

Accrued expenses	3,692	4,273

Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	4,098	4,168

Current portion of long-term debt	78	77

Total current liabilities	9,506	9,931

LONG-TERM DEBT, NET OF CURRENT PORTION	195	229

Total liabilities	9,701	10,160

STOCKHOLDERS’ EQUITY:

Common stock, $0.001 par value, 50,000,000 shares authorized; 15,666,305 and 14,916,000 shares issued and outstanding	16	15

Additional paid-in capital	58,315	57,815

Common stock to be issued	—	516

Notes receivable from officers	(160)	(187)

Unearned stock-based compensation	(1,321)	(2,324)

Accumulated deficit	(31,590)	(20,174)

Total stockholders’ equity	25,260	35,661

	$34,961	$45,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three month period ended		Six month period
	June 30,		ended June 30,

	2001	2000	2001	2000

REVENUE:

Program revenue and maintenance fees	$2,960	$611	$5,409	$1,305

System sales and consulting fees	770	2,652	2,533	4,370

Total revenues	3,730	3,263	7,942	5,675

COST OF REVENUE:

Program revenue and maintenance fees	1,796	191	3,352	376

System sales and consulting fees	917	1,020	2,071	2,057

Total cost of revenue	2,713	1,211	5,423	2,433

GROSS PROFIT	1,017	2,052	2,519	3,242

OPERATING EXPENSES:

Sales and marketing	1,950	1,625	3,506	3,301

Research and development	1,977	795	3,920	1,456

General and administrative	1,778	1,166	4,474	2,287

Amortization of intangible assets	480	87	1,066	138

Restructuring charge	729	—	729	—

Impairment of intangible assets	—	—	704	—

Total operating expenses	6,914	3,673	14,399	7,182

LOSS FROM OPERATIONS	(5,897)	(1,621)	(11,880)	(3,940)

INTEREST AND OTHER INCOME	181	512	477	783

INTEREST EXPENSE	(8)	(17)	(13)	(25)

NET LOSS	$(5,724)	$(1,126)	$(11,416)	$(3,182)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.38)	$(0.09)	$(0.77)	$(0.30)

Weighted average common and common equivalent shares outstanding; basic and diluted	14,985	12,867	14,880	10,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six month period ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,416)	$(3,182)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,673	474

Provision of doubtful accounts	707	56

Amortization of unearned stock-based compensation	820	1,029

Impairment of intangible assets	704	—

Changes in operating assets and liabilities:

Accounts receivable and costs and estimated billings in excess of billings on uncompleted contracts, net	2,122	(901)

Other assets	(432)	(210)

Accounts payable	226	(52)

Accrued expenses	107	(110)

Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	(70)	(74)

Net cash used in operating activities	(5,559)	(2,970)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capitalized software development costs	(83)	(51)

Purchases of property and equipment	(456)	(585)

Net cash used in investing activities	(539)	(636)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowing on line of credit	—	217

Proceeds from borrowing on long-term debt	—	15

Payments on long-term debt	(33)	(1,508)

Collection on note receivable from officers	27	2

Proceeds from issuance of common stock and exercise of common stock options, net	168	35,772

Net cash provided by financing activities	162	34,498

INCREASE IN CASH AND CASH EQUIVALENTS	(5,936)	30,892

CASH AND CASH EQUIVALENTS, beginning of period	21,752	1,884

CASH AND CASH EQUIVALENTS, end of period	$15,816	$32,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Landacorp, Inc. was established in 1982 and, along with its subsidiaries (collectively referred to herein as the “Company”), offers strategic healthcare management solutions to healthcare payer and delivery organizations that help manage and prevent healthcare cost, while improving quality in the continuum of care. Our predictive and preventive population health and disease management products and services, which include unique member-driven disease management programs, are marketed along with comprehensive Internet- and Windows®-based medical management software. The Company’s corporate headquarters and sales and marketing offices are located in Atlanta, GA, with operations located in Raleigh, NC, Chico, CA and Montclair, NJ.

The accompanying unaudited financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended. The balance sheet at December 31, 2000 is derived from the audited financial statements included in the Form 10-K for the year ended December 31, 2000. However, this Form 10-Q does not include all Form 10-K and other disclosures required by generally accepted accounting principles in the United States for the balance sheet as presented herein. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The consolidated results of operations presented for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. Certain prior period balances have been reclassified in order to conform with current period presentation.

2.	Revenues

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

3.	Net loss per share

Loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares include common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options. The potential common shares, which are excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive, were 4,049,000 and 1,783,000 at June 30, 2001 and 2000, respectively.

4.	Common Stock

In March 2001, the Company increased the number of its authorized shares of Common Stock from 15,000,000 to 50,000,000.

5.	Restructuring and Impairment of Asset Charges

In May 2001, the Company announced a reduction in work force representing approximately 16%, or 40 employees of the Company’s total work force. During May 2001, the Company also announced its plan to discontinue operations of its Portland, Oregon-based Interactive Media Group (IMG). In July 2001, the Company discontinued operations of IMG. The Company recorded a restructuring charge of $729,000 in the three-month period ended June 30, 2001 relating to severance costs, the closing of the IMG operations and additional lease obligations related to unoccupied office space that the Company had committed to. During the three-month period ended March 31, 2001, the Company recorded an impairment charge of $704,000 on the intangible assets related to IMG in operating expenses.

6.	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board “FASB” issued Financial Accounting Standard No. 141 - Business Combinations (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, the use of the pooling-of-interests method will be prohibited. The Company’s adoption of SFAS 141 is not expected to have a material effect on the Company’s results of operations or financial condition.

In June 2001, the Financial Accounting Standards Board “FASB” issued Financial Accounting Standard No. 142 - Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. SFAS 142 will be effective for the Company’s fiscal year beginning January 1, 2002. Upon the effective date of this statement, amortization of goodwill recorded in conjunction with the Company’s acquisition of ProMedex and PatientCentrix will cease. We expect the adoption of this accounting standard will have the impact of reducing amortization of intangible assets commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

7.	Subsequent events

In August 2001, the Company announced a reduction in work force representing approximately 18%, or 36 employees of the Company’s total work force. The Company expects to incur a severance charge of approximately $150,000 related to employee termination benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements: This quarterly report contains forward-looking statements for the purpose of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Examples of such forward looking statements include, without limitation statements regarding Landacorp’s anticipated expenses, revenues and financial results and business performance for 2001, the expected impact of our adoption of SFAS 142 on future amortization on intangible assets, severance charges related to work force reductions, support for our Maxsys I product, future strategic acquisitions and relationships, the potential operating cost savings resulting from our work force reductions, and the sufficiency of cash and cash equivalents and stock offering proceeds for our working capital and operating expense requirements. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a slowdown in the economy generally or the market for our products and services will adversely affect our business, our dependence on a limited number of products with limited market acceptance, the risk that the market for our strategic healthcare management solutions does not develop as anticipated, and the risk that we are unable to successfully integrate the products and service offerings of our recent acquisitions and successfully capitalize on anticipated synergies and growth opportunities. For further information regarding these and the other risks related to our business, investors should consult our filings with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 2000, as amended.

OVERVIEW

Landacorp provides strategic healthcare management solutions to healthcare payer and delivery organizations that help manage and prevent healthcare cost, while improving quality in the continuum of care. Our predictive and preventive population health and disease management products and services, which include unique member-driven disease management programs, are marketed along with comprehensive Internet- and Windows®-based medical management software. Our population health and disease management solutions help our clients identify health plan members with chronic illnesses or potentially high-predicted expenditure outcomes associated with their condition, and deliver consistent and appropriate educational, motivational and monitoring information. As of June 30, 2001, approximately 30 payers who claim to have a combined membership of approximately 30 million participants were using our payer solutions, and approximately 140 healthcare delivery organizations were using our provider solutions.

We have historically derived revenues from the installation and licensing of our maxMC and Maxsys medical management software solutions, sublicensing third-party software applications as part of system implementations and delivery of post-contract customer support, training and consulting services. We are currently focusing our primary development, sales and marketing efforts on our DSBuilder, DSManager, Managing for Tomorrow population health and disease management products and services, and our maxMC, e-maxMC and Maxsys II medical management software products. Although we do not anticipate future system sales or enhancements of Maxsys I, we continue to provide maintenance services to, and receive maintenance fees from, customers who purchased this product in the past. We plan to continue to support Maxsys I for the foreseeable future as a service to such customers and pursuant to ongoing contractual obligations.

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

We introduced a new subscription-based fee structure for our e-maxMC and maxMC solutions during 2000 that provides for implementation services at a fixed hourly rate and the licensing of installed systems and post customer contract support through a monthly subscription fee based upon the number of members covered by the payer organization. Subscription-based contracts allow us to recognize the fair value of the implementation services as such services are delivered and recognize subscription fees on a monthly basis. With the acquisition of DSBuilder, DSManager and Managing for Tomorrow population health and disease management products in November 2000, we now have additional products for which revenue is recognized on a subscription fee based methodology. The majority of DSBuilder and DSManager revenue is recorded on a per member per month basis. Revenue received from our Managing for Tomorrow member-driven disease management program is invoiced on a participant per year basis.

To accelerate the implementation of elements of our strategy, we intend to target and pursue strategic acquisitions and relationships, such as marketing alliances with vendors of complementary products and services and partnerships with providers of healthcare content, disease management and health-related e-commerce services. Investigating or entering into any such strategic relationships could lead to additional expenditures.

On May 9, 2001 we announced an impairment charge in the first quarter 2001 for intangible assets acquired in connection with the acquisition of the Portland, Oregon-based Interactive Media Group (IMG). The charge was $704,000. In May 2001, management determined that the operations of IMG should be discontinued due to the slowdown in the web design and consulting industry. The IMG operations were discontinued on July 9, 2001. The employees of IMG are included in the description of the reduction in workforce below.

We also announced on May 9, 2001 a reduction in our work force of approximately 16%, or 40 employees. This included the closing of our IMG operation, as well as the elimination of a number of positions in our medical management operations. On August 8, 2001, we announced an additional reduction in our work force of approximately 18%, or 36 employees.

RECENT ACQUISITIONS

On January 31, 2000, we purchased from High Technology Solutions, Inc. assets related to its business of providing Web site services to healthcare payers (this business is also referred to as

Interactive Media Group or IMG). The purchase price for the assets was $1,268,000 (including an estimated $18,000 in assumed liabilities) of which we paid $250,000 at the closing. We paid the remaining balance in April 2000. The acquired assets included equipment, know how, trademarks and other intangible rights used by High Technology Solutions, Inc. in the operation of its business of providing Web site services to healthcare payers, as well as contracts, none of which were material to our business. In connection with the acquisition we hired a number of former employees of High Technology Solutions, Inc.

The purchase price was allocated to the various tangible and intangible assets acquired. The acquired intangible assets were amortized over their estimated useful lives of twenty-four to thirty-six months. On May 9, 2001 we announced an impairment charge or $704,000 in the first quarter 2001 on intangible assets acquired in connection with the acquisition of IMG. In May 2001, management determined that the operations of IMG should be discontinued due to the slowdown in the web design and consulting industry. The IMG operations were discontinued on July 9, 2001.

On October 27, 2000 we completed the acquisition of assets and liabilities of the ProMedex business from PMX Holdings, Inc., or ProMedex, a leading provider of population and disease management programs and services. The total purchase price of $4,632,000 consisted of $585,000 cash, $516,000 in our common stock (250,000 shares), other acquisition related expenses of approximately $319,000, consisting primarily of payment for legal and financial advisory services and the assumption of liabilities of $3,212,000. The purchase price was allocated to intangible assets, including existing technology ($1,600,000), customer base ($510,000), assembled work force ($430,000), and goodwill ($2,092,000).

On November 2, 2000 we completed the acquisition of PatientCentrix, Inc., a leading provider of population management targeting and intervention programs and services. The Company acquired 100% of the shares and assumed all outstanding options of PatientCentrix in return for cash of $5,850,000 paid to the stockholders and option holders, and issued 1,157,000 shares to the stockholders of PatientCentrix. The price of the shares issued was $1.777 based on the average price during the 20 trading days prior to the date of the definitive agreement, which was October 31, 2000. We also assumed all of the incentive stock options issued by PatientCentrix prior to the acquisition. These are now options to purchase up to 1,582,532 shares of our Common Stock with an average exercise price of $1.525. The total purchase price of $11,188,000 consisted of $5,850,000 cash, $2,056,000 in our Common Stock (1,157,000 shares), assumed stock options with a fair value of $2,970,000, and other acquisition related expenses of approximately $312,000, consisting primarily of payment for legal and financial advisory services. Of the total purchase price, approximately $191,000 was allocated to the net tangible assets, approximately $961,000 was allocated to unearned compensation related to our right to repurchase 30% of the shares of the Company’s Common Stock and options to purchase our Common Stock issued to employees of PatientCentrix pursuant to the purchase agreement in the event of such employee’s termination under certain circumstances, and the remainder was allocated to intangible assets, including existing technology ($3,600,000), customer base ($640,000), assembled work force ($280,000), and goodwill ($5,516,000). Additionally, based on the total contract value of sales for PatientCentrix software and services, capped at $50 million in orders for the twelve months from the closing of the acquisition; up to $6 million in additional cash will be paid to the shareholders and option holders of PatientCentrix, based on their pro rata ownership of PatientCentrix stock. As of June 30, 2001, no additional amounts had been paid to the shareholders or option holders of PatientCentrix.

RESULTS OF OPERATIONS

The following tables present the statement of operations data as a percentage of total revenues:

	Three month period		Percent of
	ended June 30,		Revenues

	2001	2000	2001	2000

REVENUE:

Program revenue and maintenance fees	$2,960	$611	79.4%	18.7%

System sales and consulting fees	770	2,652	20.6	81.3

Total revenues	3,730	3,263	100.0	100.0

COST OF REVENUE:

Program revenue and maintenance fees	1,796	191	48.1	5.9

System sales and consulting fees	917	1,020	24.6	31.3

Total cost of revenue	2,713	1,211	72.7	37.1

GROSS PROFIT	1,017	2,052	27.3	62.9

OPERATING EXPENSES:

Sales and marketing	1,950	1,625	52.3	49.8

Research and development	1,977	795	53.0	24.4

General and administrative	1,778	1,166	47.7	35.7

Amortization of intangible assets	480	87	12.9	2.7

Restructuring charge	729	—	19.5	0.0

Total operating expenses	6,914	3,673	185.4	112.6

LOSS FROM OPERATIONS	(5,897)	(1,621)	(158.1)	(49.7)

INTEREST AND OTHER INCOME	181	512	4.8	15.7

INTEREST EXPENSE	(8)	(17)	(0.2)	(0.5)

NET LOSS	$(5,724)	$(1,126)	(153.5)%	(34.5)%

	Six month period		Percent of
	ended June 30,		Revenues

	2001	2000	2001	2000

REVENUE:

Program revenue and maintenance fees	$5,409	$1,305	68.1%	23.0%

System sales and consulting fees	2,533	4,370	31.9	77.0

Total revenues	7,942	5,675	100.0	100.0

COST OF REVENUE:

Program revenue and maintenance fees	3,352	376	42.2	6.6

System sales and consulting fees	2,071	2,057	26.1	36.2

Total cost of revenue	5,423	2,433	68.3	42.9

GROSS PROFIT	2,519	3,242	31.7	57.1

OPERATING EXPENSES:

Sales and marketing	3,506	3,301	44.2	58.2

Research and development	3,920	1,456	49.4	25.7

General and administrative	4,474	2,287	56.3	40.3

Amortization of intangible assets	1,066	138	13.4	2.4

Restructuring charge	729	—	9.2	0.0

Asset impairment	704	—	8.9	0.0

Total operating expenses	14,399	7,182	181.3	126.6

LOSS FROM OPERATIONS	(11,880)	(3,940)	(149.6)	(69.4)

INTEREST AND OTHER INCOME	477	783	6.0	13.8

INTEREST EXPENSE	(13)	(25)	(0.2)	(0.4)

NET LOSS	$(11,416)	$(3,182)	(143.7)%	(56.1)%

Comparison of the three and six-month periods ended June 30, 2001 to the three and six-month periods ended June 30, 2000

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

Total revenue for the three-month period ended June 30, 2001 and 2000 was $3,730,000 and $3,263,000, respectively. Total revenue for the six-month period ended June 30, 2001 and 2000 was $7,942,000 and $5,675,000, respectively. The increases in revenue were primarily due to an increase in program revenue and maintenance fees.

Program revenue and maintenance fees increased by $2,349,000 or 385% from $611,000 in the three-month period ended June 30, 2000 to $2,960,000 in the three-month period ended June 30, 2001. Program revenue and maintenance fees increased by $4,104,000 or 314% from $1,305,000 in the six-month period ended June 30, 2000 to $5,409,000 in the six-month period ended June 30, 2001. The increases were due to the addition of DSBuilder, DSManager and Managing from Tomorrow to our product mix. These products were acquired as part of the recent acquisition of the assets of ProMedex and the acquisition of PatientCentrix, Inc. more fully discussed in the Overview section.

System sales and consulting fees decreased by $1,882,000 or 71.0% from $2,652,000 in the three-month period ended June 30, 2000 to $770,000 in the three-month period ended June 30, 2001. The decrease in system sales and consulting fees resulted from reduced sales of our medical management software products, partially offset by an increase in ad-hoc consulting fees and other services rendered in connection with our DSBuilder and DSManager products.

During the three-month period ended June 30, 2001, two customers accounted for 27.9% and 12.0% of our total revenues. Three customers accounted for 34%, 14% and 13% of the total revenues for the three-month period ended June 30, 2000.

Cost of program revenue and maintenance fees consist principally of personnel related expenses, product costs, related department overhead, amortization of unearned stock-based compensation and depreciation on equipment. Cost of program revenue and maintenance fees increased $1,605,000 or 840% from $191,000 for the three-month period ended June 30, 2000 to $1,796,000 for the three-month period ended June 30, 2001. Cost of program revenue and maintenance fees increased by $2,976,000 or 791.5% from $376,000 for the six-month period ended June 30, 2000 to $3,352,000 for the six-month period ended June 30, 2001. The increase was primarily due to additional salaries, benefits, other personnel-related expenses associated with the recent acquisitions discussed in the Overview section and stock-based compensation expense further discussed below. Additional expenses from the inclusion of the acquired companies include the provision of certain specific direct costs associated with the delivery of our Managing for Tomorrow programs that require educational and other medical related supplies to be sent to participants. None of these revenues or direct costs were part of our activities in the three or six-month periods ended June 30, 2000 and directly effected the gross margins accordingly. We expect the cost of program revenues and maintenance fees will increase in line with the increase in associated revenues as we expand our customer base. We cannot yet determine the impact that these anticipated increased costs or increased revenues will have on our gross margin percentages.

Cost of system sales and consulting fees consists principally of costs incurred in the implementation of our software products, and other consulting and training personnel costs. The cost of system sales and consulting fees includes personnel costs, amortization of unearned stock-based compensation, non-reimbursed travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. During the three-month period ended June 30, 2001 these costs decreased $103,000 or 10.1% from $1,020,000 in the three-month period ended June 30, 2000 to $917,000 for the three-month period ended June 30, 2001. The decrease in the cost of system sales and consulting fees was primarily due to reduced personnel related expenses due to the

May 2001 reduction in force discussed above. During the six-month period ended June 30, 2001 these costs increased $14,000 or 0.7% from $2,057,000 in the six-month period ended June 30, 2000 to $2,071,000 for the six-month period ended June 30, 2001. The increase was primarily due to additional costs associated with the service delivery.

Gross profit decreased $1,035,000, or 50.4% from $2,052,000 or 62.9% of revenues for the three-month period ended June 30, 2000 to $1,017,000 or 27.3% of revenues during the corresponding period in 2001. Gross profit decreased $723,000, or 22.3% from $3,242,000 to $2,519,000 or 57.1% for the six-month period ended June 30, 2000 to 31.7% during the corresponding period in 2001. The decreases in gross profit were primarily due to the addition of DSBuilder, DSManager and Managing from Tomorrow to our product mix and reduced sales for our medical management software products.

Sales and marketing expenses consist principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotional costs, and departmental overhead. Sales and marketing expenses during the three-month period ended June 30, 2001 amounted to $1,950,000 representing 52.3% of total revenues, in comparison with $1,625,000 representing 49.8% of total revenues during the corresponding three-month period ended June 30, 2000. Sales and marketing expenses increased $325,000 or 20.0% from the three-month period ended June 30, 2000. The increase was primarily due to increased personnel-related expenses associated with the recent acquisitions discussed in the Overview section. Sales and marketing expenses during the six-month period ended June 30, 2001 were $3,506,000, representing 44.2% of total revenue as compared with $3,301,000 representing 58.2% of total revenues during the corresponding six-month period ended June 30, 2000. The increases were primarily due to increased personnel-related expenses associated with the recent acquisitions discussed in the Overview section. The increase for the six-month period ended June 30, 2001 was offset by a decrease in headcount of employees responsible for the sale of the e-maxMC, maxMC and Maxsys II products for the comparable period of 2000.

Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related department overhead and depreciation on equipment. Research and development expenses increased $1,182,000, or 148.7% from $795,000 in the three-month period ended June 30, 2000 to $1,977,000 in the three-month period ended June 30, 2001. Research and development expenses increased $2,464,000, or 169.2% from $1,456,000 in the six-month period ended June 30, 2000 to $3,920,000 in the six-month period ended June 30, 2001. These increases were primarily due to increases in salaries, benefits and other personnel-related expenses and stock-based compensation expense arising from both of our recent acquisitions, described in the Overview section. These costs were not present in the corresponding three and six-month periods of 2000. We expect these costs to decrease as a result of the reductions in force discussed above.

General and administrative expenses consist of compensation for personnel, fees for outside professional services, costs associated with maintaining the company as a public corporation, amortization of unearned stock-based compensation, and allocated occupancy and overhead costs. General and administrative expenses increased $612,000 or 52.5% from $1,166,000 in the three-month period ended June 30, 2000 to $1,778,000 in the three-month period ended June 30,

2001. General and administrative expenses increased $2,187,000, or 95.6% from $2,287,000 in the six-month period ended June 30, 2000 to $4,474,000 in the six-month period ended June 30, 2001. Approximately $707,000 of this increase in the six-month period ended June 30, 2001 related to a specific increase in our bad debt reserve for a customer’s total outstanding balance. This customer is having financial difficulty in meeting their payment obligations. Additionally, the balance of the increase in both the three and six-month periods ended June 30, 2001 was due to: additional employees arising from the recent acquisitions as discussed in the Overview section; higher professional service fees, stock-based compensation expenses, further discussed below, together with other costs associated with operating as a public company and additional office space assumed with our recent acquisitions associated with our population health management product offerings.

Amortization of intangible assets increased $393,000, or 451.7% from $87,000 in the three-month period June 30, 2000 to $480,000 in the three-month period ended June 30, 2001. Amortization of intangible assets increased $928,000, or 672.5% from $138,000 in the six-month period ended June 30, 2000 to $1,066,000 in the six-month period ended June 30, 2001. The increase in the three and six-month periods ended June 30, 2001 is due to additional amortization expense as a result of additional goodwill related to our acquisitions made last year. These acquisitions are all more fully described in the Overview section.

A restructuring charge of $729,000 was recorded in the three and six-month periods ended June 30, 2001. The costs included in the restructuring charge relate to severance costs and the closing of the IMG operations. In May 2001, the Company announced a reduction in work force representing approximately 16%, or 40 employees of the Company’s total work force. During May 2001, the Company also announced its plan to discontinue operations of IMG. In July 2001, the Company discontinued operations of IMG.

On May 9, 2001 we announced and recorded an asset impairment charge of $704,000 in the three-month period ended March 31, 2001 on intangible assets acquired in connection with the acquisition of IMG. In May 2001, management determined that the operations of IMG should be discontinued due to the slowdown in the web design and consulting industry. The IMG operations were discontinued on July 9, 2001. The employees of IMG are included in the description of our reduction in workforce found in the Overview section.

In connection with certain stock option grants and common stock issuance during the years ended December 31, 1998, 1999 and 2000, we recognized unearned compensation totaling $4,166,000, $1,610,000 and $1,521,000 respectively. The 2000 figure of $1,521,000 is net of a credit of $112,000 relating to employees who have left the Company. This unearned stock based compensation is being amortized over the vesting periods or as the Company’s repurchase rights lapse (See Note 5 of Notes to Financial Statements for year ended December 31, 2000), as applicable, using the multiple option approach prescribed by FIN No. 28. Amortization expense of unearned stock based compensation recognized during the three-month period ended June 30, 2000 and 2001 were $507,000 and $338,000, respectively. Amortization expense of unearned stock based compensation recognized during the six-month period ended June 30, 2000 and 2001 were $1,029,000 and $820,000, respectively. Amortization expense of unearned stock based compensation was allocated to cost of sales and operating expenses.

Interest and other income consisted primarily of earnings on our invested cash and cash equivalents. Interest and other income decreased $331,000, or 64.6% from $512,000 in the three-month period ended June 30, 2000 to $181,000 in the three-month period ended June 30, 2001. Interest and other income decreased $306,000, or 39.1% from $783,000 in the six-month period ended June 30, 2000 to $477,000 in the six-month period ended June 30, 2001 The decrease in interest and other income is primarily due to lower balances of cash and cash equivalents held during the three and six-month periods ended June 30, 2001. Lower effective interest rates also contributed to the decrease in interest and other income.

Interest expense decreased $9,000, or 52.9% from $17,000 in the three-month period ended June 30, 2000 to $8,000 in the three-month period ended June 30, 2001. Interest expense decreased $12,000, or 48.0% from $25,000 in the six-month period ended June 30, 2000 to $13,000 in the six-month period ended June 30, 2001. The decrease in interest expense is due to lower debt balances.

Provision for Income Tax. We recorded no current provision or benefit for federal or state income taxes for the three and six-month periods ended June 30, 2000 or 2001, as the Company had incurred net operating losses and had no carry-back potential. As of June 30, 2001, we had approximately $17 million in net operating loss carry-forwards for federal tax purposes and approximately $8 million for state tax purposes. These federal and state tax loss carry-forwards are available to reduce future taxable income. Utilization of such carry-forwards may be limited in certain circumstances including, but not limited to, cumulative stock ownership changes of more than 50 percent over a three-year period and will expire at varying amounts during the period from December 31, 2000 to 2014. We believe that there were cumulative changes of ownership of greater than 50 percent in February 1998. Accordingly, the amount of loss carry-forwards that may be utilized to reduce future taxable income for federal and state income tax purposes may be limited. The amount of the limitation has not yet been calculated. We have not recognized a deferred tax asset on our balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through net cash generated from operating activities, and private sales of common and preferred stock. In addition, during February 2000, we completed our initial public offering in which we raised net proceeds of approximately $35 million. As of June 30, 2001, we had $15.8 million in cash and cash equivalents and $10.0 million in working capital with outstanding debt totaling $0.3 million.

Net cash used in operating activities increased by $2.6 million to $5.6 million for the six-month period ended June 30, 2001, from $3.0 million for the comparable period in 2000. The primary contributions to cash from operating activities during the six-month period ended June 30, 2001 were depreciation and amortization of intangible assets, provision for bad and doubtful accounts, charges for amortization of unearned stock-based compensation and impairment of intangible assets, a decrease in net accounts receivable and an increase in accounts payable and accrued liabilities, offset by an increase in other current assets and deferred revenue. The Company implemented new collections procedures during the six-month period ended June 30, 2001, which contributed to the decrease in outstanding accounts receivable.

Net cash used in investing activities decreased $97,000 from $636,000 in the six-month period ended June 30, 2000 to $539,000 in the six-month period ended June 30, 2001. Investing activities consist primarily of purchases of computer equipment, office furniture and leasehold improvements, and additions to capitalized software development costs.

Net cash provided by financing activities was $162,000 for the six-month period ended June 30, 2001 and $34.5 million for the comparable period in 2000. Net cash provided by financing activities in 2001 resulted from the proceeds from the exercise of common stock options less certain finance lease payments. Net cash provided by financing activities in 2000 resulted from the issuance of common stock in connection with the Company’s initial public offering that was completed during February 2000 less the initial payment for the acquisition of Interactive Media Group, as described more fully below, and additional finance lease payments.

We purchased our Interactive Media Group assets from High Technology Solutions, Inc. on January 31, 2000. In connection with that acquisition, we paid High Technology Solutions, Inc. $250,000 and delivered a promissory note in the principal amount of $1,000,000. We paid off the balance of the promissory note in April 2000.

On October 27, 2000 we acquired the business assets and liabilities of ProMedex from PMX Holdings, Inc. for $4,632,000, consisting of $585,000 cash, $516,000 of the Company’s common stock (250,000 shares), other acquisition related expenses of approximately $319,000, consisting primarily of payment for legal and financial advisory services and the assumption of liabilities of $3,212,000. It is anticipated that there will be additional net cash expenditures required to fund this unit before it will become cash flow neutral or cash flow positive.

On November 2, 2000 we acquired all of the shares of PatientCentrix, Inc. for $5,850,000 in cash, the issuance of 1,157,000 shares of the Company’s common stock and assumption of all the issued and outstanding options of PatientCentrix, Inc.

On May 9, 2001 and August 8, 2001 we announced a reduction in our work force of approximately 16%, or 40 employees and 18%, or 36 employees, respectively. This included the closing of our IMG operation on July 9, 2001, as well as the elimination of a number of positions in our medical management operations. We have taken these actions as a result of industry-wide slowdowns in the web design and consulting industry and medical management software industry. We expect these actions to save us approximately $7.1 million in annual operating cost.

We may utilize cash resources to fund additional acquisitions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents and the net proceeds from the sale of the common stock in our February 2000 offering will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financing. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to the Company.

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

     None

Item 3. Defaults in Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2001 Annual Meeting of Stockholders on June 27, 2001. There were 15,568,183 shares of Common Stock entitled to vote at the meeting and a total of 13,447,437 shares were represented at the meeting in person or by proxy. Following are descriptions of the matters voted on and the results of such meeting:

Proposal 1. Election of Directors

	Votes For	Votes Withheld

Eugene Santa Cattarina	13,205,160	242,277

Howard Cox	13,402,273	45,164

Jerome Grossman, MD	13,402,273	45,164

Bryan Lang	13,222,771	224,666

Jason Rosenbluth, MD	13,402,273	45,164

Thomas Stephenson	13,402,273	45,164

Proposal 2. The appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2001

Votes For	Votes Against	Abstain

13,416,964	10,762	19,711

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDACORP, INC. (Registrant)

Dated: August 14, 2001

By: /s/ Eugene Santa Cattarina Eugene Santa Cattarina President and Chief Executive Office (principal executive officer)

Dated: August 14, 2001

By: /s/ Mark Rapoport Mark Rapoport Chief Financial Officer