Form 10-Q
period 2001-09-30
LANDACORP INC
filed 2001-11-14
CIK 1058177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

     Number of shares of Common stock, par value of $0.001, outstanding as of September 30, 2001: 15,666,305

Landacorp, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

LANDACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$12,943	$21,752

Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	3,124	5,316

Other current assets	932	781

Total current assets	16,999	27,849

PROPERTY AND EQUIPMENT, NET	2,206	2,626

INTANGIBLE ASSETS, NET	12,701	15,210

OTHER ASSETS	85	136

	$31,991	$45,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$1,005	$1,413

Accrued expenses	3,599	4,273

Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	4,812	4,168

Current portion of long-term debt	78	77

Total current liabilities	9,494	9,931

LONG-TERM DEBT, NET OF CURRENT PORTION	168	229

Total liabilities	9,662	10,160

STOCKHOLDERS’ EQUITY:

Common stock, $0.001 par value, 50,000,000 shares authorized; 15,666,305 and 14,916,000 shares issued and outstanding	16	15

Additional paid-in capital	58,048	57,815

Common stock to be issued	—	516

Notes receivable from officers	(172)	(187)

Unearned stock-based compensation	(571)	(2,324)

Accumulated deficit	(34,992)	(20,174)

Total stockholders’ equity	22,329	35,661

	$31,991	$45,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three month period		Nine month period
	ended September 30,		ended September 30,

	2001	2000	2001	2000

REVENUE:

Program revenue and maintenance fees	$3,480	$597	$8,889	$1,902

System sales and consulting fees	384	3,371	2,916	7,741

Total revenues	3,864	3,968	11,805	9,643

COST OF REVENUE:

Program revenue and maintenance fees	1,691	158	5,222	496

System sales and consulting fees	568	1,077	2,460	3,172

Total cost of revenue	2,259	1,235	7,682	3,668

GROSS PROFIT	1,605	2,733	4,123	5,975

OPERATING EXPENSES:

Sales and marketing	1,115	1,583	4,621	4,884

Research and development	1,316	996	5,194	2,452

General and administrative	1,959	1,136	6,494	3,424

Amortization of intangible assets	507	87	1,553	224

Restructuring charge	231	—	960	—

Impairment of intangible assets	—	—	704	—

Total operating expenses	5,128	3,802	19,526	10,984

LOSS FROM OPERATIONS	(3,523)	(1,069)	(15,403)	(5,009)

INTEREST AND OTHER INCOME	125	548	603	1,331

INTEREST EXPENSE	(5)	(9)	(18)	(34)

NET LOSS	$(3,403)	$(530)	$(14,818)	$(3,712)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.23)	$(0.04)	$(1.00)	$(0.33)

Weighted average common and common equivalent shares outstanding; basic and diluted	15,110	12,976	14,893	11,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine month period
	ended September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(14,818)	$(3,712)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,573	745

Provision of doubtful accounts	689	126

Amortization of unearned stock-based compensation	1,260	1,406

Impairment of intangible assets	704	—

Loss on sale of equipment	59	—

Changes in operating assets and liabilities:

Accounts receivable and costs and estimated billings in excess of billings on uncompleted contracts	1,503	(2,120)

Other assets	(151)	(185)

Accounts payable	(408)	(96)

Accrued expenses	(333)	272

Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	644	40

Net cash used in operating activities	(8,278)	(3,524)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capitalized software development costs	(126)	(89)

Proceeds from the sale of equipment	4	—

Purchases of property and equipment	(576)	(694)

Net cash used in investing activities	(698)	(783)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowing on line of credit	—	217

Proceeds from borrowing on long-term debt	—	15

Payments on long-term debt	(60)	(1,518)

Collection on note receivable from officers	43	2

Proceeds from issuance of common stock and exercise of common stock options, net	184	35,778

Net cash provided by financing activities	167	34,494

INCREASE IN CASH AND CASH EQUIVALENTS	(8,809)	30,187

CASH AND CASH EQUIVALENTS, beginning of period	21,752	1,884

CASH AND CASH EQUIVALENTS, end of period	$12,943	$32,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Landacorp, Inc. was established in 1982 and, along with its subsidiaries (collectively referred to herein as the “Company”), offers population health management solutions to healthcare payer and delivery organizations. Our products and services, which include unique predictive targeting applications, intervention software, and member-driven disease management programs, are marketed along with comprehensive Internet- and Windows®-based medical management software. These solutions help manage and prevent healthcare cost, while improving quality in the continuum of care. The Company’s corporate headquarters and sales and marketing offices are located in Atlanta, Georgia, with operations located in Raleigh, North Carolina, Chico, California and Montclair, New Jersey.

The accompanying unaudited financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (as amended) for the year ended December 31, 2000, as amended. The balance sheet at December 31, 2000 is derived from the audited financial statements included in the Form 10-K (as amended) for the year ended December 31, 2000. However, this Form 10-Q does not include all Form 10-K and other disclosures required by generally accepted accounting principles in the United States for the balance sheet as presented herein. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The consolidated results of operations presented for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. Certain prior period balances have been reclassified in order to conform with current period presentation.

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

Loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares include common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options. The potential common shares, which are excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive, were 4,027,000 and 1,699,000 at September 30, 2001 and September 30, 2000, respectively.

4.	Common Stock

In March 2001, the Company increased the number of its authorized shares of Common Stock from 15,000,000 to 50,000,000.

5.	Restructuring and Impairment of Asset Charges

In May 2001, the Company announced a reduction in work force representing approximately 16%, or 40 employees of the Company’s total work force. During May 2001, the Company also announced its plan to discontinue operations of its Portland, Oregon-based Interactive Media Group (IMG). In July 2001, the Company discontinued operations of IMG. On August 8, 2001, the Company announced an additional reduction in work force of approximately 18%, or 36 employees. The Company recorded a restructuring charge of $231,000 in the three-month period ended September 30, 2001 relating to severance costs and additional lease obligations related to unoccupied office space that the Company had committed to. The Company recorded a restructuring charge of $960,000 in the nine-month period ended September 30, 2001 relating to severance costs, the closing of the IMG operations and additional lease obligations related to unoccupied office space that the Company had committed to. The balance of the accrued restructuring charge on September 30, 2001 was $376,000. During the nine-month period ended September 30, 2001, the Company recorded an impairment charge of $704,000 on the intangible assets related to IMG in operating expenses.

6.	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board “FASB” issued Financial Accounting Standard No. 141 - Business Combinations (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, the use of the pooling-of-interests method will be prohibited. Our adoption of SFAS 141 is not expected to have a material effect on our results of operations or financial condition.

In June 2001, the Financial Accounting Standards Board “FASB” issued Financial Accounting Standard No. 142 - Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. SFAS 142 will be effective for the Company’s fiscal year beginning January 1, 2002. Upon the effective date of this statement, amortization of goodwill recorded in conjunction with our acquisition of ProMedex and PatientCentrix will cease. We are currently evaluating this standard and the impact it will have on the consolidated financial statements, however we expect it will have the impact of reducing amortization of intangible assets commencing January 1, 2002.

In August 2001, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards (“SFAS”) No. 144 - Accounting for the Impairment or Disposal of Long- Lived Assets. SFAS No. 144 establishes accounting and reporting standards for the impairment and disposition of long- lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We will be required to adopt SFAS No. 144 for the fiscal year beginning January 1, 2002, and we are currently evaluating this standard and the impact it will have on the consolidated financial statements.

7.	Additional Purchase Consideration

On November 2, 2000 the Company acquired 100% of the outstanding capital stock of PatientCentrix, Inc. (“PatientCentrix”). The majority shareholder of PatientCentrix became an employee and Director of the Company. During the nine months ended September 30, 2001, the Company and the majority shareholder entered into a Settlement Agreement and Mutual Release (“Agreement”) whereby the Company and majority shareholder mutually agreed to terminate the employment relationship and to release each other from any claims arising from or related to the employment relationship. As part of the Agreement, the majority shareholder also resigned from his position as a member of the Company’s Board of Directors. The majority shareholder released the Company from any and all claims that the termination of employment in and of itself violates the Merger Agreement or interferes with or negatively impacts the payment of any earnout under the Merger Agreement or achievement of any related milestone event. The agreement requires the Company to make payments to the majority shareholder of approximately $800,000 and to allow the vesting of the majority shareholder’s options and allow the options to be immediately exercisable. The amount related to this accelerated vesting is approximately $277,000. As of September 30, 2001, accrued acquisition costs relating to this acquisition were approximately $733,000. In accordance with the purchase accounting described in the Company’s Form 10-K (as amended) for the year ended December 31, 2000, the Settlement and Mutual Release amount of $1,077,000 has been recorded as goodwill.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 and it is Landacorp’s intention that such statements be protected by the safe harbor . Examples of such forward looking statements include, without limitation statements regarding Landacorp’s anticipated expenses, revenues and financial results and business performance for 2001, the expected impact of our adoption of SFAS 142 on future amortization on intangible assets, severance charges related to work force reductions, support for our Maxsys I product, future strategic acquisitions and relationships, the potential operating cost savings resulting from our work force reductions, and the sufficiency of cash and cash equivalents and stock offering proceeds for our working capital and operating expense requirements. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a slowdown in the economy generally or the market for our products and services will adversely affect our business, our dependence on a limited number of products with limited market acceptance, the risk that the market for our strategic healthcare management solutions does not develop as anticipated, and the risk that we are unable to successfully integrate the products and service offerings of our recent acquisitions and successfully capitalize on anticipated synergies and growth opportunities. For further information regarding these and the other risks related to our business, investors should consult the discussion set forth herein under the section “Additional Factors That May Effect our Future Results” our filings with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 2000, as amended.

OVERVIEW

Landacorp provides population health management solutions to healthcare payer and delivery organizations. Our products and services, which include unique predictive targeting applications, intervention software, and member-driven disease management programs, are marketed along with comprehensive Internet- and Windows®-based medical management software to help manage and prevent healthcare cost, while improving quality in the continuum of care. Our disease management solutions help our clients identify health plan members with chronic illnesses or potentially high-predicted expenditure outcomes associated with their condition, and deliver consistent and appropriate educational, motivational and monitoring information. Our medical management software automates and streamlines administrative, business and clinical processes. As of September 30, 2001, approximately 30 payers who claim to have a combined membership of approximately 30 million participants were using our payer solutions, and approximately 140 healthcare delivery organizations were using our provider solutions.

We have historically derived revenues from the installation and licensing of our maxMC and Maxsys medical management software solutions, sublicensing third-party software applications as part of system implementations and delivery of post-contract customer support, training and consulting services. We are currently focusing our primary development, sales and marketing efforts on our DSSeries of predictive modeling and intervention software; our Managing for Tomorrow member-driven disease management products and services; and our maxMC, e-maxMC and Maxsys II medical management software products. Although we do not anticipate future system sales or enhancements of Maxsys I, we continue to provide maintenance services to, and receive maintenance fees from, customers who purchased this product in the past. We plan to continue to support Maxsys I for the foreseeable future as a service to such customers and pursuant to ongoing contractual obligations.

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

We introduced a new subscription-based fee structure for our e-maxMC and maxMC solutions during 2000 that provides for implementation services at a fixed hourly rate and the licensing of installed systems and post customer contract support through a monthly subscription fee based upon the number of members covered by the payer organization. Subscription-based contracts allow us to recognize the fair value of the implementation services as such services are delivered and recognize subscription fees on a monthly basis. With the acquisition of DSSeries and Managing for Tomorrow population health and disease management products in November 2000, we now have additional products for which revenue is recognized on a subscription fee based methodology. The majority of DSSeries revenue is recorded on a per member per month basis. Revenue received from our Managing for Tomorrow member-driven disease management program is invoiced on a participant per year basis.

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

On May 9, 2001 we announced an impairment charge in the amount of $704,000 in the first quarter 2001 for intangible assets acquired in connection with the acquisition of the Portland, Oregon-based Interactive Media Group (IMG). In May 2001, management determined that the operations of IMG should be discontinued due to the slowdown in the web design and consulting industry. The IMG operations were discontinued on July 9, 2001. The employees of IMG are included in the description of the reduction in workforce below.

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

The purchase price was allocated to the various tangible and intangible assets acquired. The acquired intangible assets were amortized over their estimated useful lives of twenty-four to thirty-nine months. On May 9, 2001 we announced an impairment charge in the amount of $704,000 in the first quarter 2001 on intangible assets acquired in connection with the acquisition of IMG. In May 2001, management determined that the operations of IMG should be discontinued due to the slowdown in the web design and consulting industry. The IMG operations were discontinued on July 9, 2001.

On October 27, 2000 we completed the acquisition of assets and liabilities of the ProMedex business from PMX Holdings, Inc., or ProMedex, a provider of population and disease management programs and services. The total purchase price of $4,632,000 consisted of $585,000 cash, $516,000 in our common stock (250,000 shares), other acquisition related expenses of approximately $319,000, consisting primarily of payment for legal and financial advisory services and the assumption of liabilities in the amount of $3,212,000. The purchase price was allocated to intangible assets, including existing technology ($1,600,000), customer base ($510,000), assembled work force ($430,000), and goodwill ($2,092,000).

On November 2, 2000 we completed the acquisition of PatientCentrix, Inc., a provider of population management targeting and intervention programs and services. The Company acquired 100% of the shares and assumed all outstanding options of PatientCentrix in return for cash of $5,850,000 paid to the stockholders and option holders, and issued 1,157,000 shares to the stockholders of PatientCentrix. The price of the shares issued was $1.777 based on the average price during the 20 trading days prior to the date of the definitive agreement, which was October 31, 2000. We also assumed all of the incentive stock options issued by PatientCentrix prior to the acquisition. These are now options to purchase up to 1,582,532 shares of our Common Stock with an average exercise price of $1.525. The total purchase price of $11,188,000 consisted of $5,850,000 cash, $2,056,000 in our Common Stock (1,157,000 shares), assumed stock options with a fair value of $2,970,000, and other acquisition related expenses of approximately $312,000, consisting primarily of payment for legal and financial advisory services. Of the total purchase price, approximately $191,000 was allocated to the net tangible assets, approximately $961,000 was allocated to unearned compensation related to our right to repurchase 30% of the shares of the Company’s Common Stock and options to purchase our Common Stock issued to employees of PatientCentrix pursuant to the purchase agreement in the event of such employee’s termination under certain circumstances, and the remainder was allocated to intangible assets, including existing technology ($3,600,000), customer base ($640,000), assembled work force ($280,000), and goodwill ($5,516,000). Additionally, based on the total contract value of sales for PatientCentrix software and services, capped at $50 million in orders for the twelve months from the closing of the acquisition; up to $6 million in additional cash will be paid to the shareholders and option holders of PatientCentrix, based on their pro rata ownership of PatientCentrix stock. As of September 30, 2001, we have recorded $1,077,000 as additional purchase consideration.

RESULTS OF OPERATIONS

The following tables present the statement of operations data as a percentage of total revenues (in thousands):

	Three month period ended		Percent of
	September 30,		Revenues

	2001	2000	2001	2000

REVENUE:

Program revenue and maintenance fees	$3,480	$597	90.1%	15.0%

System sales and consulting fees	384	3,371	9.9	85.0

Total revenues	3,864	3,968	100.0	100.0

COST OF REVENUE:

Program revenue and maintenance fees	1,691	158	43.8	4.0

System sales and consulting fees	568	1,077	14.7	27.1

Total cost of revenue	2,259	1,235	58.5	31.1

GROSS PROFIT	1,605	2,733	41.5	68.9

OPERATING EXPENSES:

Sales and marketing	1,115	1,583	28.9	39.9

Research and development	1,316	996	34.1	25.1

General and administrative	1,959	1,136	50.7	28.6

Amortization of intangible assets	507	87	13.1	2.2

Restructuring charge	231	—	5.9	0.0

Total operating expenses	5,128	3,802	132.7	95.8

LOSS FROM OPERATIONS	(3,523)	(1,069)	(91.2)	(26.9)

INTEREST AND OTHER INCOME	125	548	3.2	13.7

INTEREST EXPENSE	(5)	(9)	(0.1)	(0.2)

NET LOSS	$(3,403)	$(530)	(88.1)%	(13.4)%

	Nine month period		Percent of
	ended September 30,		Revenues

	2001	2000	2001	2000

REVENUE:

Program revenue and maintenance fees	$8,889	$1,902	75.3%	19.7%

System sales and consulting fees	2,916	7,741	24.7	80.3

Total revenues	11,805	9,643	100.0	100.0

COST OF REVENUE:

Program revenue and maintenance fees	5,222	496	44.2	5.1

System sales and consulting fees	2,460	3,172	20.9	32.9

Total cost of revenue	7,682	3,668	65.1	38.0

GROSS PROFIT	4,123	5,975	34.9	62.0

OPERATING EXPENSES:

Sales and marketing	4,621	4,884	39.1	50.6

Research and development	5,194	2,452	44.0	25.4

General and administrative	6,494	3,424	55.0	35.5

Amortization of intangible assets	1,553	224	13.2	2.4

Restructuring charge	960	—	8.1	0.0

Asset impairment	704	—	6.0	0.0

Total operating expenses	19,526	10,984	165.4	113.9

LOSS FROM OPERATIONS	(15,403)	(5,009)	(130.5)	(51.9)

INTEREST AND OTHER INCOME	603	1,331	5.1	13.8

INTEREST EXPENSE	(18)	(34)	(0.1)	(0.4)

NET LOSS	$(14,818)	$(3,712)	(125.5)%	(38.5)%

Comparison of the three and nine-month periods ended September 30, 2001 to the three and nine-month periods ended September 30, 2000

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

Total revenue for the three-month period ended September 30, 2001 and 2000 was $3,864,000 and $3,968,000, respectively. Total revenue for the nine-month period ended September 30, 2001 and 2000 was $11,805,000 and $9,643,000, respectively. The increases in revenue were primarily due to an increase in program revenue and maintenance fees, which was offset by a decrease in system sales revenue.

Program revenue and maintenance fees increased by $2,883,000 or 482.9% from $597,000 in the three-month period ended September 30, 2000 to $3,480,000 in the three-month period ended September 30, 2001. Program revenue and maintenance fees increased by $6,987,000 or 367.4% from $1,902,000 in the nine-month period ended September 30, 2000 to $8,889,000 in the nine-month period ended September 30, 2001. The increases were due to the addition of DSBuilder, DSManager and Managing from Tomorrow to our product mix. These products were acquired as part of the recent acquisition of the assets of ProMedex and the acquisition of PatientCentrix, Inc. more fully discussed in the Overview section.

System sales and consulting fees decreased by $2,987,000 or 88.6% from $3,371,000 in the three-month period ended September 30, 2000 to $384,000 in the three-month period ended September 30, 2001. The decrease in system sales and consulting fees resulted from reduced sales of our medical management software products.

During the three-month period ended September 30, 2001, two customers accounted for 27.5% and 15.6% of our total revenues. Two customers accounted for 50.1% and 11.9% of the total revenues for the three-month period ended September 30, 2000.

Cost of program revenue and maintenance fees consist principally of personnel related expenses, product costs, related department overhead, amortization of unearned stock-based compensation and depreciation on equipment. Cost of program revenue and maintenance fees increased $1,533,000 or 970.3% from $158,000 for the three-month period ended September 30, 2000 to $1,691,000 for the three-month period ended September 30, 2001. Cost of program revenue and maintenance fees increased by $4,726,000 or 952.8% from $496,000 for the nine-month period ended September 30, 2000 to $5,222,000 for the nine-month period ended September 30, 2001. The increase was primarily due to additional salaries, benefits, other personnel-related expenses associated with the recent acquisitions discussed in the Overview section and stock-based compensation expense further discussed below. Additional expenses from the inclusion of the acquired companies include the provision of certain specific direct costs associated with the delivery of our Managing for Tomorrow programs that require educational and other medical related supplies to be sent to participants. None of these revenues or direct costs were part of our activities in the three or nine-month periods ended September 30, 2000 and directly affected the gross margins accordingly. We expect the cost of program revenues and maintenance fees will increase in line with the increase in associated revenues as we expand our customer base. We cannot yet determine the impact that these anticipated increased costs or increased revenues will have on our gross margin percentages.

Cost of system sales and consulting fees consists principally of costs incurred in the implementation of our software products, and other consulting and training personnel costs. The cost of system sales and consulting fees includes personnel costs, amortization of unearned stock-based compensation, non-reimbursed travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. During the three-month period ended September 30, 2001 these costs decreased $509,000 or 47.3% from $1,077,000 in the three-month period ended September 30, 2000 to $568,000 for the three-month period ended September 30, 2001. The decrease in the cost of system sales and consulting fees was primarily due to reduced personnel related expenses due to the 2001 reductions in force discussed above. During the nine-month period ended September 30, 2001 these costs decreased $712,000 or 22.4% from $3,172,000 in the nine-month period ended September 30, 2000 to $2,460,000 for the nine-month period ended September 30,

2001. The decrease was primarily due to reduced personnel-related expenses due to the 2001 reductions in force discussed above

Gross profit decreased $1,128,000, or 41.3% from $2,733,000 or 68.9% of revenues for the three-month period ended September 30, 2000 to $1,605,000 or 41.5% of revenues during the corresponding period in 2001. Gross profit decreased $1,852,000, or 31.0% from $5,975,000 or 62.0% of revenues for the nine-month period ended September 30, 2000 to $4,123,000 or 34.9% of revenues during the corresponding period in 2001. The decreases in gross profit were primarily due to the addition of DSBuilder, DSManager and Managing from Tomorrow to our product mix and reduced sales for our medical management software products.

Sales and marketing expenses consist principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotional costs, and departmental overhead. Sales and marketing expenses during the three-month period ended September 30, 2001 amounted to $1,115,000 representing 28.9% of total revenues, in comparison with $1,583,000 representing 39.9% of total revenues during the corresponding three-month period ended September 30, 2000. Sales and marketing expenses decreased $468,000 or 29.6% from the three-month period ended September 30, 2000. The decrease was primarily due to reduced personnel-related expenses due to the 2001 reductions mentioned above. Sales and marketing expenses decreased $263,000 or 5.4% from the nine-month period ended September 30, 2000. Sales and marketing expenses during the nine-month period ended September 30, 2001 were $4,621,000, representing 39.1% of total revenue as compared with $4,884,000 representing 50.6% of total revenues during the corresponding nine-month period ended September 30, 2000. The decrease was primarily due to reduced personnel-related expenses due to the 2001 reductions mentioned above.

Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related department overhead and depreciation on equipment. Research and development expenses increased $320,000, or 32.1% from $996,000 in the three-month period ended September 30, 2000 to $1,316,000 in the three-month period ended September 30, 2001. Research and development expenses increased $2,742,000, or 111.8% from $2,452,000 in the nine-month period ended September 30, 2000 to $5,194,000 in the nine-month period ended September 30, 2001. These increases were primarily due to increases in salaries, benefits and other personnel-related expenses and stock-based compensation expense arising from both of our recent acquisitions, described in the Overview section. These costs were not present in the corresponding three and nine-month periods of 2000. We expect these costs to decrease as a result of the reductions in force discussed above.

General and administrative expenses consist of compensation for personnel, fees for outside professional services, costs associated with maintaining the company as a public corporation, amortization of unearned stock-based compensation, occupancy costs and overhead costs. General and administrative expenses increased $823,000 or 72.4% from $1,136,000 in the three-month period ended September 30, 2000 to $1,959,000 in the three-month period ended September 30, 2001. General and administrative expenses increased $3,070,000, or 89.7% from $3,424,000 in the nine-month period ended September 30, 2000 to $6,494,000 in the nine-month period ended September 30, 2001. Approximately $707,000 of this increase in the nine-month period ended September 30, 2001 related to a specific increase in our bad debt reserve for a customer’s total outstanding balance that is having financial difficulty in meeting their payment obligations. Additionally, the balance of the increase in both the three and nine-month periods ended September 30, 2001 was due to: additional employees arising from the recent acquisitions; higher professional service fees, stock-based compensation expenses, further discussed below, together with other costs associated with operating as a public company and additional office space assumed with our recent acquisitions associated with our population health management product offerings.

Amortization of intangible assets increased $420,000, or 482.8% from $87,000 in the three-month period September 30, 2000 to $507,000 in the three-month period ended September 30, 2001. Amortization of intangible assets increased $1,329,000, or 593.3% from $224,000 in the nine-month period ended September 30, 2000 to $1,553,000 in the nine-month period ended September 30, 2001. The increase in the three and nine-month periods ended September 30, 2001 is due to additional amortization expense as a result of additional goodwill related to our acquisitions made last year. These acquisitions are all more fully described in the Overview section.

A restructuring charge of $231,000 and $960,000 was recorded in the three and nine-month periods ended September 30, 2001, respectively. The costs included in the restructuring charge are primarily attributable to severance costs, the closing of the IMG operations and additional lease obligations related to unoccupied office space that we had committed to. In May 2001, we announced a reduction in work force representing approximately 16%, or 40 employees of our total work force. In July 2001, we discontinued operations of IMG. On August 8, 2001, we announced an additional reduction in our work force of approximately 18%, or 36 employees.

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

In connection with certain stock option grants and common stock issuance during the years ended December 31, 1998, 1999 and 2000, we recognized unearned compensation totaling $4,166,000, $1,610,000 and $1,521,000 respectively. The 2000 figure of $1,521,000 is net of a credit of $112,000 relating to employees who have left the Company. This unearned stock based compensation is being amortized over the vesting periods or as the Company’s repurchase rights lapse (See Note 5 of Notes to Financial Statements for year ended December 31, 2000), as applicable, using the multiple option approach prescribed by FIN No. 28. Amortization expense of unearned stock based compensation recognized during the three-month period ended September 30, 2000 and 2001 was $377,000 and $267,000, respectively. Amortization expense of unearned stock based compensation recognized during the nine-month period ended September 30, 2000 and 2001 were $1,406,000 and $1,088,000, respectively. Amortization expense of unearned stock based compensation was allocated to cost of sales and operating expenses.

Interest and other income consisted primarily of earnings on our invested cash and cash equivalents. Interest and other income decreased $423,000, or 77.2% from $548,000 in the three-month period ended September 30, 2000 to $125,000 in the three-month period ended September 30, 2001. Interest and other income decreased $728,000, or 54.7% from $1,331,000 in the nine-month period ended September 30, 2000 to $603,000 in the nine-month period ended September

30, 2001 The decrease in interest and other income is primarily due to lower balances of cash and cash equivalents held during the three and nine-month periods ended September 30, 2001. Lower effective interest rates also contributed to the decrease in interest and other income.

Interest expense decreased $4,000, or 44.4% from $9,000 in the three-month period ended September 30, 2000 to $5,000 in the three-month period ended September 30, 2001. Interest expense decreased $16,000, or 47.1% from $34,000 in the nine-month period ended September 30, 2000 to $18,000 in the nine-month period ended September 30, 2001. The decrease in interest expense is due to lower debt balances.

Provision for Income Tax. We recorded no current provision or benefit for federal or state income taxes for the three and nine-month periods ended September 30, 2000 or 2001, as we had incurred net operating losses and had no carry-back potential. As of September 30, 2001, we had approximately $20 million in net operating loss carry-forwards for federal tax purposes and approximately $11 million for state tax purposes. These federal and state tax loss carry-forwards are available to reduce future taxable income. Utilization of such carry-forwards may be limited in certain circumstances including, but not limited to, cumulative stock ownership changes of more than 50 percent over a three-year period and will expire at varying amounts during the period from December 31, 2000 to 2014. We believe that there were cumulative changes of ownership of greater than 50 percent in February 1998. Accordingly, the amount of loss carry-forwards that may be utilized to reduce future taxable income for federal and state income tax purposes may be limited. The amount of the limitation has not yet been calculated. We have not recognized a deferred tax asset on our balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through net cash generated from operating activities, and private sales of common and preferred stock. In addition, during February 2000, we completed our initial public offering in which we raised net proceeds of approximately $35 million. As of September 30, 2001, we had $12.9 million in cash and cash equivalents and $7.5 million in working capital with outstanding debt totaling $0.2 million.

Net cash used in operating activities increased by $4.8 million to $8.3 million for the nine-month period ended September 30, 2001, from $3.5 million for the comparable period in 2000. The primary contributions to cash from operating activities during the nine-month period ended September 30, 2001 were depreciation and amortization of intangible assets, provision for bad and doubtful accounts, charges for amortization of unearned stock-based compensation and impairment of intangible assets, a decrease in net accounts receivable and an increase in deferred revenue, offset by a decrease in other current assets, accounts payable and accrued liabilities. We implemented new collections procedures during the nine-month period ended September 30, 2001, which contributed to the decrease in outstanding accounts receivable.

Net cash used in investing activities decreased $85,000 from $783,000 in the nine-month period ended September 30, 2000 to $698,000 in the nine-month period ended September 30, 2001. Investing activities consist primarily of purchases of computer equipment, office furniture and leasehold improvements, and additions to capitalized software development costs.

Net cash provided by financing activities was $167,000 for the nine-month period ended September 30, 2001 and $34.5 million for the comparable period in 2000. Net cash provided by financing activities in 2001 resulted from the proceeds from the exercise of common stock options less certain finance lease payments. Net cash provided by financing activities in 2000 resulted from the issuance of common stock in connection with our initial public offering that was completed during February 2000 less the initial payment for the acquisition of Interactive Media Group, as described more fully below, and additional finance lease payments.

We purchased our Interactive Media Group assets from High Technology Solutions, Inc. on January 31, 2000. In connection with that acquisition, we paid High Technology Solutions, Inc. $250,000 and delivered a promissory note in the principal amount of $1,000,000. We paid off the balance of the promissory note in April 2000.

On October 27, 2000 we acquired the business assets and liabilities of ProMedex from PMX Holdings, Inc. for $4,632,000, consisting of $585,000 cash, $516,000 of our common stock (250,000 shares), other acquisition related expenses of approximately $319,000, consisting primarily of payment for legal and financial advisory services and the assumption of liabilities of $3,212,000. It is anticipated that there will be additional net cash expenditures required to fund this unit before it will become cash flow neutral or cash flow positive.

On November 2, 2000 we acquired all of the shares of PatientCentrix, Inc. for $5,850,000 in cash, the issuance of 1,157,000 shares of the Company’s common stock and assumption of all the issued and outstanding options of PatientCentrix, Inc. The majority shareholder of PatientCentrix became an employee and Director of the Company. During the nine months ended September 30, 2001, the Company and the majority shareholder entered into a Settlement Agreement and Mutual Release (“Agreement”) whereby the Company and majority shareholder mutually agreed to terminate the employment relationship and to release each other from any claims arising from or related to the employment relationship. As part of the Agreement, the majority shareholder also resigned from his position as a member of the Company’s Board of Directors. The agreement requires the Company to make payments to the majority shareholder of approximately $800,000 and to allow the vesting of the majority shareholder’s options and allow the options to be immediately exercisable. The amount related to this accelerated vesting is approximately $277,000. As of September 30, 2001, the accrued amount remaining to be paid to the majority shareholder was approximately $733,000.

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

We may utilize cash resources to fund additional acquisitions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents and the net proceeds from the sale of the common stock in our February 2000 offering will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financing. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A LONG HISTORY OF LOSSES AND MAY NEVER BECOME PROFITABLE

We have been in business since 1982 and we have incurred significant losses since that time. We expect to continue to incur losses on an annual basis for the foreseeable future. As of September 30, 2001, our accumulated deficit was $35 million. We expect to incur increased levels of product development, sales and marketing and administrative expenses and, as a result, we will need to increase our revenue significantly to achieve future profitability. Further, even if we achieve profitability, due to competition and the evolving nature of the healthcare industry, we could fail to sustain or increase profitability on a quarterly or annual basis.

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

Our quarterly and annual revenue and operating results have varied significantly in the past and will likely vary significantly in the future due to a number of factors, many of which we cannot control. The factors that may cause our quarterly revenue and operating results to fluctuate include:

•	fluctuations in demand for our population health management solutions

•	the timing of customer orders and product implementations, particularly orders from large customers involving substantial implementation;

•	the length of our sales cycle, which varies and is unpredictable;

•	the length of our implementation process, which varies, is unpredictable and often depends on matters outside of our control such as the customer’s ability to commit its resources to the implementation process;

•	our ability to enroll health plan members in our member-driven disease management programs;

•	our ability to develop, introduce, implement and support new products and product enhancements;

•	the rate of adoption of our population health management solutions, which often require our customers to change some aspects of the way in which they have traditionally conducted business;

•	announcements and new product introductions by our competitors and deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors; and

•	changes in the prices at which we can sell our population health management solutions.

Accordingly, you should not rely on the results of any past periods as an indication of our future performance. In some future periods, our operating results may not meet expectations of public market analysts or investors. If this occurs, our stock price may decline.

OUR BUSINESS WILL SUFFER IF OUR POPULATION HEALTH MANAGEMENT SOLUTIONS DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE.

Achieving our growth objectives depends on our predictive modeling, disease interventions and medical management software achieving widespread market acceptance, which is difficult to determine at this time. Our solutions currently have limited market acceptance. Achieving market acceptance for our population health management solutions will require ongoing company repositioning, product and service improvement and enhancement, and refined sales and marketing efforts. If we do not gain significant market share for our population health management solutions before our competitors introduce alternative solutions with capabilities similar to ours, our operating results will suffer. Our operating results will also suffer if our pricing strategies, such as our planned subscription pricing for payers, are not economically viable or acceptable to our customers.

THE HEALTHCARE INDUSTRY MAY NOT ACCEPT OUR POPULATION HEALTH MANAGEMENT SOLUTIONS

To be successful, we must attract a significant number of healthcare payer customers, such as health plans, employers and the government , and continue to attract provider customers, such as hospitals. We cannot determine the extent to which the payer market will accept our population health management solutions as substitutes for traditional methods of predictive modeling, disease intervention and medical management software. To date, many healthcare industry participants have been cautious in accepting disease management solutions and slow to adopt new technology solutions. We believe that the complex nature of healthcare delivery and management among healthcare industry participants, as well as concerns about confidentiality of patient information may hinder the development and acceptance of new solutions such as our predictive modeling, disease interventions and medical management software products and services.

In addition, customers using existing disease management programs and information systems in which they have made significant investments may refuse to adopt our solutions if they perceive that our solutions will not complement their existing solutions.

WE CURRENTLY DEPEND ON SALES OF OUR POPULATION HEALTH MANAGEMENT SOLUTIONS TO ONE CUSTOMER FOR A SIGNIFICANT PORTION OF OUR REVENUES AND THE LOSS OF THIS OR ANY OTHER CUSTOMER, OR

ANY FUTURE CUSTOMER ON WHOM WE MAY DEPEND FOR A SIGNIFICANT PORTION OF OUR REVENUES, COULD SIGNIFICANTLY REDUCE OUR REVENUES AND HARM BUSINESS

We currently derive 28% of our revenues from sales of our Managing for Tomorrow member-driven disease management program from a single customer. Moreover, because we are increasingly focusing our sales and marketing efforts on sales of our population health management products and services to a relatively small number of selected health plans and employers, and the government, we anticipate our operating results will continue to depend on sales to a small number of key customers for the foreseeable future. The loss of this single customer or one or more of our other population health management customers, a reduction in sales to any of them or our failure to sell our population health management solutions to additional healthcare payers would significantly reduce our future revenues and harm our business.

BECAUSE WE OFFER A LIMITED NUMBER OF PRODUCTS AND OPERATE EXCLUSIVELY IN THE MARKET FOR POPULATION HEALTH MANAGEMENT SOLUTIONS, WE ARE PARTICULARLY SUSCEPTIBLE TO COMPETITION, PRODUCT OBSOLESCENCE AND DOWNTURNS IN THE MARKET FOR HEALTHCARE MANAGEMENT PRODUCTS

We depend on a limited number of products and we operate exclusively in the market for healthcare management solutions. Until recently, we have derived substantially all of our revenue from the sale and associated support of our Maxsys II (and its predecessor Maxsys I) and maxMC (and its web-enabling application, e-maxMC) medical management software solutions marketed to healthcare delivery organizations and health plans, respectively. We anticipate that a substantial amount of our revenue in the foreseeable future will be attributable to sales and support of our DSSeries suite of predictive modeling, targeting and interventions tools, and our Managing for Tomorrow member-driven disease management programs marketed to health plans, employers and the government. Dependence on a limited product line makes us particularly susceptible to the successful introduction of, or changes in market preferences for, competing products. In addition, operating exclusively in the market for population health management solutions makes us particularly susceptible to downturns in that market that may be unrelated to the quality or competitiveness of our solutions.

IF WE DO NOT RETAIN AND ENHANCE SALES, MARKETING AND IMPLEMENTATION PERSONNEL WE MAY NOT SUCCEED IN IMPLEMENTING OUR GROWTH STRATEGY AND ACHIEVING OUR TARGET REVENUE GROWTH

We believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. Many of our employees have only recently joined us as a result of acquisitions, and we may experience high turnover rates in some categories of personnel. If we do not assimilate new employees in a timely and cost-effective manner, the productivity of those employees will be low, and as a result our operating results may decrease.

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

OUR FUTURE SUCCESS DEPENDS IN SIGNIFICANT PART UPON THE CONTINUED SERVICE OF OUR EXECUTIVE OFFICERS

Our executive officers have a great deal of experience in the population health management industry—healthcare delivery, disease management, insurance, and healthcare information technology, in particular. Therefore, they are uniquely qualified to manage our business and would be difficult to replace. We do not have employment contracts with most of these officers or many of our other key personnel. As a result, these employees may voluntarily terminate their employment with us at any time. The search for a replacement for any of our key personnel could be time consuming, and could distract our management team from the day-to-day operations of our business. This could delay the implementation of our growth strategy and negatively impact our ability to achieve targeted revenue growth.

THE LENGTH AND COMPLEXITY OF OUR SALES CYCLE, SOLUTIONS IMPLEMENTATION AND MEMBER-FULFILLMENT ACTIVITIES MAY CAUSE US TO EXPEND SUBSTANTIAL TIME, EFFORT AND FUNDS WITHOUT RECEIVING RELATED REVENUE

We do not control many of the factors that influence our customers’ buying decisions and the implementation of our population health management solutions. The sales and implementation processes for our solutions are lengthy, involving significant evaluation and requiring our customers to commit a great deal of time and money. The sale and implementation of our solutions are subject to delays due to healthcare payers’ and providers’, employers and government internal budgets and procedures for approving large expenditures. The sales cycle for our solutions is unpredictable and has generally ranged from six to twenty-four months from initial contact to contract signing. The time it takes to implement our solutions is also difficult to predict. Our predictive modeling and disease management solutions typically require 4-6 months to implement. Our medical management software solutions have typically ranged from six to fifteen months from contract execution to the commencement of live operation. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating the contract and implementing the solution without receiving any related revenue.

OUR SOFTWARE SOLUTIONS ARE COMPLEX AND MAY CONTAIN UNDETECTED SOFTWARE ERRORS, WHICH COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR REVENUES

Complex software products such as those included in our software solutions frequently contain undetected errors when first introduced or as new versions are released. We have, from time to time, found errors in the software products included in our solutions, and in the future we may find additional errors. In addition, we combine our solutions with software and hardware products from other vendors. As a result, we may experience difficulty in identifying the source of an error. The occurrence of hardware and software errors, whether caused by our solutions or another vendor’s products, could:

•	cause sales of our solutions to decrease and our revenues to decline;

•	cause us to incur significant warranty and repair costs;

•	divert the attention of our technical personnel away from product development efforts; and

•	cause significant customer relations problems.

BECAUSE OUR POPULATION HEALTH MANAGEMENT SOLUTIONS RELY ON TECHNOLOGY THAT WE OWN, OUR BUSINESS WILL SUFFER IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS TO THAT TECHNOLOGY AGAINST INFRINGEMENT BY COMPETITORS

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

•	stop using the challenged intellectual property or selling our products or services that incorporate it;

•	obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which could be costly or unavailable; and

•	redesign those products or services that are based on or incorporate the challenged intellectual property, which could be costly and time consuming or could adversely affect the functionality and market acceptance of our products.

If we must take any of the foregoing actions, we may be unable to manufacture and sell our solutions, which would substantially reduce our revenue.

WE FACE SIGNIFICANT COMPETITION FROM, AMONG OTHERS, DISEASE MANAGEMENT COMPANIES, SOFTWARE VENDORS, INTERNET COMPANIES AND CONSULTING GROUPS FOCUSED ON THE HEALTHCARE INDUSTRY

We face intense competition in the market for our population health management solutions. Many of our competitors have greater financial, technical, product development, marketing and other resources than we have. Because these organizations may be better known and have more customers than us, we may not compete successfully against them. The principal companies we compete against in the payer market include American Healthways, CorSolutions, Lifemasters, Inc., Matria Healthcare, HPR (a subsidiary of McKesson HBOC), MedDecision, PhyCom, and others. In the hospital provider market, we compete against MIDS (a division of Affiliated Computer Systems, Inc.), SoftMed Systems and others. We expect that competition will continue to increase as a result of consolidation in the Internet, information technology and healthcare industries.

RAPIDLY CHANGING TECHNOLOGY MAY IMPAIR OUR ABILITY TO DEVELOP AND MARKET OUR SOFTWARE-BASED PREDICTIVE MODELING, TARGETING, DISEASE INTERVENTION AND MEDICAL MANAGEMENT SOLUTIONS

Because some of our business relies on technology, it is susceptible to:

•	rapid technological change;

•	changing customer needs;

•	frequent new product introductions; and

•	evolving industry standards.

In particular, the Internet is evolving rapidly and the technology used in Internet related products change rapidly. As the Internet, computer and software industries continue to experience rapid technological change, we must quickly modify our solutions to adapt to such changes. The demands of operating in such an environment may delay or prevent our development and introduction of new solutions and additional functions for our existing solutions that continually meet changing market demands and that keep pace with evolving industry standards. Moreover, competitors may develop products superior to our solutions, which could make our products obsolete.

OUR CUSTOMERS MAY ENCOUNTER SYSTEM DELAYS, FAILURES OR LOSS OF DATA WHEN USING OUR INTERNET-BASED POPULATION HEALTH MANAGEMENT SOLUTIONS AS A RESULT OF DISRUPTIONS OR OTHER PROBLEMS WITH INTERNET SERVICES AND INTERNET ACCESS PROVIDED BY THIRD PARTIES

System delays, failures or loss of data experienced by our customers could harm our business. The success of our new Internet-based healthcare management solution for payers will depend on the efficient operation of Internet connections among our payer customers and their members and associated providers. These connections, in turn, depend on the efficient operation of Web browsers, Internet connections and Internet service providers. In the past, Internet users have occasionally experienced difficulties with Internet connections and services due to system failures. Any disruption in Internet access provided by third parties could delay or disrupt the performance of our new Internet-based solution, and consequently, make it less acceptable to payers. Furthermore, we will depend on our customers’ hardware suppliers for prompt delivery, installation and service of the equipment that runs our applications.

SECURITY BREACHES AND SECURITY CONCERNS ABOUT INTERNET TRANSMISSIONS MAY CAUSE CUSTOMERS TO REFUSE TO PURCHASE OR DISCONTINUE THE USE OF OUR HEALTHCARE MANAGEMENT SOLUTIONS

Our customers will retain confidential customer and patient information using our solutions. An experienced computer user who is able to access our customers’ computer systems could gain access to confidential patient and company information. Therefore, our products must remain secure and the market must perceive them as secure. The occurrence of security breaches could cause customers to refuse to purchase or discontinue use of our solutions. Protecting against such security breaches or alleviating problems caused by security breaches may require us to expend significant capital and other resources. In addition, upgrading our systems to incorporate more advanced encryption and authentication technology as it becomes available may cause us to spend significant resources and encounter costly delays. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the market for our Internet-based population healthmanagement solutions.

WE OPERATE IN AN INDUSTRY SUBJECT TO CHANGING REGULATORY

INFLUENCES, WHICH COULD LIMIT THE USEFULNESS OF OUR SOLUTIONS OR REQUIRE US TO MAKE EXPENSIVE AND TIME-CONSUMING MODIFICATIONS TO OUR PRODUCTS

During the past several years, federal, state and local governments have increased their regulation of the U.S. healthcare industry and have proposed numerous healthcare industry reforms. These reforms may increase governmental involvement in healthcare, continue to reduce reimbursement rates and otherwise change the operating environment for our customers. Our customers may react to these proposals and the uncertainty surrounding the proposals by curtailing or deferring investments, including those for our healthcare management solutions.

Existing state and federal laws regulate the confidentiality of healthcare information and the circumstances under which such records may be released. Congress is considering legislation and the Department of Health and Human Services has proposed regulations that would further regulate the confidentiality of healthcare information. In addition, the Department of Health and Human Services has proposed regulations setting forth security standards for all health plans, clearinghouses and providers to follow with respect to healthcare information that is electronically transmitted, processed or stored. While these laws and regulations may not apply to us directly, our products must comply with existing and future laws and regulations in order to achieve market acceptance. Such compliance may be difficult and expensive or even impossible to achieve. These laws or regulations could restrict the ability of our customers to obtain, use or disseminate patient information, which in turn could limit the usefulness of our healthcare management solutions causing a decrease in our sales.

Because of the Internet’s popularity and increasing use, new laws and regulations with respect to the Internet are becoming prevalent. Such new laws and regulations could limit the effectiveness and market acceptance of our Internet-based healthcare management solutions or could cause us to have to modify our solutions, which could be expensive and time consuming.

CONSOLIDATION IN THE HEALTHCARE INDUSTRY COULD LEAD TO LARGE INTEGRATED HEALTHCARE DELIVERY SYSTEMS WHO MAY USE THEIR ENHANCED MARKET POWER TO FORCE PRICE REDUCTIONS FOR OUR PRODUCTS AND SERVICES

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

In connection with acquisitions of PatientCentrix and ProMedex in the 4th Quarter of 2000, we could encounter numerous risks, including:

•	problems integrating the purchased operations, technologies or products;

•	unanticipated costs or unexpected liabilities;

•	diversion of our management’s attention from our core business;

•	interference with existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

We may not be able to successfully integrate any businesses, products, technologies or personnel that we have purchased.

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER, WHICH MAY LIMIT OUR STOCKHOLDER’S ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER STOCKHOLDER MATTERS

Our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 55% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us.

IF WE DO NOT HAVE ADEQUATE CAPITAL RESOURCES, WE MAY BE UNABLE TO DEVELOP OR ENHANCE OUR POPULATION HEALTH MANAGEMENT SOLUTIONS, TAKE ADVANTAGE OF FUTURE OPPORTUNITIES OR RESPOND TO COMPETITIVE PRESSURES OR UNANTICIPATED EVENTS

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

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE, AND YOUR INVESTMENT COULD SUFFER A DECLINE IN VALUE.

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results;

•	failure to achieve, or changes in, financial estimates by securities analysts;

•	announcements of new products or services or technological innovations by us or our competitors;

•	conditions or trends in the pharmaceutical, biotechnology and life science industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock; and

•	developments regarding our patents or other intellectual property or that of our competitors.

In addition, the stock market in general, and the NASDAQ National Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

THERE MAY NOT BE AN ACTIVE, LIQUID TRADING MARKET FOR OUR COMMON STOCK.

There is no guarantee that an active trading market for our common stock will be maintained on the NASDAQ National Market. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

We are currently not in compliance with the minimum bid and public float requirements for continued listing on the NASDAQ Stock Market’s National Market System. However, in September 2001 the NASDAQ Stock Market announced a moratorium on de-listing companies for failure to meet these requirements until January 2, 2002. If we are still not able to comply with the requirements after January 2, 2002, our common stock will likely be de-listed from the NASDAQ Stock Market’s National Market System. Trading of our common stock, if any, would thereafter be conducted through the over the counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. Consequently, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock. De-listing of our common stock may result in lower prices for our common stock than would otherwise prevail.

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

     None

Item 3. Defaults in Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     The following documents are filed as part of this Form 10-Q:

Exhibit 10.13	-	Amendment Number 1 to Landa Management Systems Corporation 1998 Equity Incentive Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDACORP, INC.

(Registrant)

Dated: November 14, 2001

By: /s/ Eugene Santa Cattarina

Eugene Santa Cattarina

President and Chief Executive Office (principal executive officer)

Dated: November 14, 2001

By: /s/ Mark Rapoport

Mark Rapoport

Chief Financial Officer