Form 10-K
period 2001-12-31
LANDACORP INC
filed 2002-03-29
CIK 1058177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of March 20, 2002, was approximately $5,200,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the Registrant’s Common Stock outstanding as of March 20, 2002 was 15,679,086.

LANDACORP, INC.

2001 ANNUAL REPORT ON FORM 10-K

INDEX

Page

PART I.
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II.
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks
Item 8.	Consolidated Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III.
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
PART IV.
Item 14.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K
Signatures
Exhibits Index

PART I

       This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. Examples of such forward-looking statements include projections of our future results of operations or of our financial condition and plans to hire additional personnel; our market opportunity; deployment, capabilities and uses of our products and services; advantages and advancements that may be enabled by our products; product development and product innovations; developments in the healthcare and population health management industries; expansion of our intellectual property portfolio; growth in our research and development, sales, marketing and general administrative expenses; and anticipated trends in our business. Actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors including, but not limited to, Landacorp’s dependence on a limited number of products with limited market acceptance and other risk factors that are discussed in this Form 10-K and the Company’s other filings with the SEC. Such statements reflect the judgment of the Company as of the date of this annual report on Form 10-K with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth below, which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Landacorp undertakes no obligation to update forward looking statements.

      Landacorp, Maxsys II, maxMC, DSBuilder, DSManager and Managing for Tomorrow are trademarks or registered trademarks of Landacorp, Inc. All other trademarks are the property of their respective owners.

Item 1.     Description of Business

     Overview

      Landacorp provides technology-driven population health management solutions to healthcare payer and delivery organizations. Our innovative predictive modeling and interventional disease management programs are integrated with Internet- and Windows®-based medical management software to deliver comprehensive solutions that can help our clients manage their at-risk patient populations in ways that prevent and reduce cost, while improving outcomes. Combined, our products and services comprise a unique set of capabilities that support the continuum of patient care, from medical management to predictive modeling to disease intervention.

      Landacorp’s disease management products and services — our predictive modeling and care management capabilities — help our healthcare payer customers identify and intervene with members who have chronic health conditions like asthma, diabetes and heart disease and are at risk for potentially high predicted expenditure outcomes associated with their condition. These member-focused solutions assist our clients in managing the health of these members through the delivery of consistent and appropriate educational information and self-management materials or through referral to nurse case managers. Taken together, Landacorp’s disease management solutions allow customers to integrate targeting capabilities with a full range of multi-disease intervention solutions to reach identified at-risk members. These programs also support our clients’ branding and marketing efforts by helping them build stronger, more binding relationships with their members through the communication tools and methodologies used to deliver information.

      Landacorp’s medical management software solutions help healthcare payers, and hospitals and healthcare delivery organizations manage the cost and care of their patients by documenting treatment, ensuring that clinical guidelines and government compliance requirements are met, and by automating the workflow and processes surrounding care coordination activities. These applications use client-defined business process rules to streamline administrative and business processes, facilitate interaction among various healthcare participants, and minimize inefficient paper-, fax- and phone-based communications. Our software solutions utilize an n-tiered system architecture that enables them to complement existing information systems, as well as other Internet-based products, with a rich set of functions. They are flexible and secure, and can be deployed across a broad range of computing environments. They are also scalable, allowing our customers to configure and adapt them to fit their unique administrative and business requirements and processes.

      Landacorp was incorporated on April 27, 1982 as Landa Management Systems Corporation, a California corporation. We reincorporated as Landacorp, Inc., a Delaware corporation, on December 3, 1999. In October of 2000, we acquired ProMedex, Inc., which provides our Managing for Tomorrow® member-driven care management products. In November 2000, we acquired PatientCentrix, Inc., which provides our DSSeries care analytics product.

      Landacorp offers four products to healthcare payers. maxMCTM and e-maxMC, its web-enabling application, are our medical management software products for this market. Our DSSeries product provides disease management predictive modeling and interventional targeting workflow software. Our Managing for Tomorrow product is a unique, high-tech/ light-touch disease management program designed to improve member self-management skills that are essential to reducing modifiable risks associated with chronic diseases and pregnancy. As of December 31, 2001, 28 payer organizations that claim to have a combined membership of approximately 48 million participants were using our products, all of which are operational and in use among our client base.

      Maxsys II™ is our medical management software product for healthcare delivery organizations. As of December 31, 2001, approximately 142 hospitals were using Maxsys II or its predecessor, Maxsys I, which we no longer market, but continue to support with a maintenance program.

      Our solutions benefit payers by:

•	identifying and targeting, by the use of data analysis, health plan members with chronic conditions who are at risk for an acute-care episode;

•	providing intervention software to support the health plan in engaging members to try to modify their behavior prior to a costly acute-care episode;

•	providing disease management services to members with chronic diseases;

•	providing members with health kits and educational information relevant to their disease type and disease states;

•	aggregating member data for trend analysis and decision support;

•	automating and streamlining administrative and business processes and clinical procedures and transactions to enhance operational efficiencies;

•	increasing adherence to clinical guidelines to reduce delivery of inappropriate care;

•	enhancing member satisfaction;

•	supporting their marketing, branding and service efforts by providing consumer, member, or patient access to products, services and educational materials via the use of multiple media.

      Our solutions benefit hospitals and healthcare delivery organizations providers by:

•	automating and streamlining administrative and business processes and clinical procedures and transactions to enhance operational efficiencies;

•	reducing payment denials and claims appeals by payers;

•	increasing quality and consistency of care;

•	improving the efficiency of incident reporting and reducing the risk of legal liability;

•	assisting with accreditation and administration of compliance programs; and

•	aggregating data for trend analysis and decision support.

      Members benefit from:

•	increased access to health information content;

•	empowerment and self-care, including participation in case management, disease management and wellness programs; and

•	improved information flow such as referral tracking, claims status inquiries and personal information updating.

     Products

      Landacorp’s population health management solutions are identified under three product groups: Care Analytics, Care Management, and Medical Management Software.

     Care Analytics

      With more than 20% of a health plan’s members accounting for 80% of healthcare costs, payers have become increasingly focused on preventative measures to keep their members healthy. This requires the management of both health risks and medical costs. Landacorp’s Care Analytics solutions provide data compilation, warehousing and analysis solutions that help payer organizations identify and intervene with their potentially high-cost members. By targeting these members, health plans can engage them in disease management programs before they experience serious and expensive acute care events, thereby improving outcomes and reducing healthcare costs.

      Our care analytics solutions are built around an integrated suite of predictive modeling and interventional software applications — our DSSeries — which have been designed to help improve the efficiency and results of most health and disease management programs. These solutions help reduce healthcare costs through early identification and intervention with high-risk members. The DSSeries is a suite of integrated software that includes DS Builder®, DSMiner, and DSManager®. Together, they can identify the potentially high-cost sub-set of a health plan’s members and facilitate interventions with them before serious health problems occur. As a result, health plans can save a significant amount of medical management expense, while helping prevent members from experiencing acute, adverse health episodes that may require hospitalizations.

      Our predictive modeling and database building products provide a full-service solution for targeted and proactive ambulatory care management needs. DSBuilder and DSManager support large-scale implementation of patient-centric healthcare management. DSBuilder manages and analyzes a variety of sources of claims data (e.g., medical claims, prescription data, membership, UR data and lab data) to support rapid claims warehousing and patient-centric and provider profiling for over 20 disease states. Patient- and physician-level variables and segmentation create a data warehouse for DSMiner and DSManager.

      DSMiner is a risk stratification and prediction application that accesses information generated by DSBuilder to stratify patients according to their degree of risk. This allows an organization to appropriately deploy resources and programs. DSMiner works seamlessly with our intervention application DSManager, a patient-centric profiling and intervention tool that targets and prioritizes patients for intervention and provides integrated workflow management processes and management reporting. DSManager applies predictive patient models to identify high-risk patients who will have problems in the short- to mid-term.

Care Management

      Our Care Management products are programs that empower a health plan’s members to be active participants in managing their health. This is achieved by connecting patients, providers and health plans to improve self-management skills that are essential to reducing modifiable risks associated with chronic diseases, smoking cessation and high-risk pregnancy. At the core of our activities is Managing for Tomorrow, a Landacorp-developed approach to health management that uses technologies including the Internet and advanced telephony, as well as conventional media, to contact, profile, stratify and intervene with a health plan’s members. Based on their responses to a health risk assessment survey, a customized, informative health guide is created for each respondent and are provided along with lab test kits (if appropriate). These tools are used to help manage their condition and to enhance their relationship with their physician. Those patients who are identified as needing a nurse intervention are electronically transferred to the health plan’s case management department for follow-up by a registered nurse. These care managers can then work with the member utilizing Landacorp’s Web-based case management tool. Outcomes measurement and reporting are built into all programs, and intervention programs include communications tools to facilitate providers and patients working together.

      Landacorp provides Managing for Tomorrow programs for the following health conditions: allergy, asthma, cardiac disease, congestive heart failure, diabetes, pregnancy risk management, hypertension and smoking cessation. Through these programs, members can achieve an improved quality of life from better self-management skills and treatment compliance; improved healthcare access; early detection and preventive care options. The Managing for Tomorrow intervention programs and services do not require additional staffing, software or hardware, and are fully compatible with existing internal programs. Additionally, they include tools for risk prioritization, personal guides for member self-management, goal setting, incentives and re-evaluations.

      Health plans can realize the following benefits from these programs:

•	Reduced direct cost of care for many chronic conditions

•	Improved patient and clinical compliance and outcomes

•	Improved multiple Health Plan Employer Data and Information Set (HEDIS®) scores while providing outcomes monitoring

•	Enhanced formulary compliance through education and provider feedback

•	Strengthened relationships with members

      Members of health plans can benefit from:

•	Improved quality of life through better self-management skills

•	Strengthened relationships with their healthcare provider

Medical Management Software

      Landacorp is currently one of only a few companies with the expertise to provide medical management software to both healthcare delivery and payer organizations. Our Maxsys II, maxMC and e-maxMC software products and applications help hospitals and health plans deliver high quality patient care while managing cost by documenting treatment, ensuring that care guidelines and government compliance requirements are met, and by automating the workflow and processes surrounding care coordination activities.

      Maxsys II was developed to help hospitals and integrated delivery systems automate the critical business functions required in today’s healthcare delivery environment, as well as help minimize many of the risks associated with providing patient care. Maxsys II achieves this through an integrated suite of quality and resource management modules, workflow and process improvement applications, and decision support capabilities that manage and coordinate the care process both with payers and within a healthcare delivery organization.

      For payer organizations, our maxMC product automates and simplifies many of the administrative and care-planning activities associated with administering healthcare plans to large member populations. maxMC places the member at the hub of all activities to facilitate complex processes, including eligibility, authorizations, and tracking of plans. As a result, payers can more efficiently administer their plans and support the delivery of a high quality, cost-effective continuum of care to their members.

      With e-maxMC, Landacorp provides web-enabling companion software to maxMC that allows health plan medical management staff, providers, employers and members to interact over the web to achieve more timely and cost-effective medical management. Authorized users can interact with a hosting payer organization for a variety of applications using web browsers and industry-standard protocols.

      The flexible and open design of our medical management software solutions enables us to configure them to address our customers’ evolving needs and specific clinical, administrative and business requirements. Among their key features are:

•	Rules Based Processing Capabilities. Our workflow engine utilizes a series of customized “if . . . then . . .” associations to trigger actions based upon changes in the state of any data within the database (e.g., automatically notifying a case manager if a high-risk authorization is requested).

•	Clinical Guidelines Integrated into Workflow Applications. Our solutions incorporate industry standard clinical guidelines and specific medical management criteria provided by our customers into automated authorization, case management and disease management workflow processes.

•	Interfacing Capabilities. We have built more than 300 interfaces, which enable efficient integration of our medical management solutions with other data systems. An interface is a method for transferring data from one system to another and a point at which a user can automatically launch a third-party program from within a given data system.

•	Trend Analysis and Decision Support Tools. Our solutions enable healthcare personnel to view data in graphical formats to identify trends and spend more time resolving issues rather than identifying them.

      maxMC is Landacorp’s core medical management solution for payers. maxMC integrates a payer’s internal medical management guidelines and clinical, administrative and business processes with specific information about a payer’s members. Key functions of this product include:

•	Care Coordination Center. This function verifies membership and benefits eligibility and incorporates industry standard clinical guidelines, including InterQual® and Milliman & Robertson Care Guidelines, and criteria provided by the payer into the treatment decision process to ensure consistent decisions about care across member populations. Medical management staff may intervene early to maximize the member’s benefits and alternatives for care, while ensuring coordination of services from home through acute and outpatient care. Completed decisions may then be promptly and directly exported to the claim adjudication system.

•	Case and Disease Management. This function supports both case management and disease management programs using a combination of clinical disease assessment protocols selected by the client. The client can apply these protocols to determine appropriate levels of care, perform short- and long-term care planning and minimize costly unnecessary procedures. The client can deploy health assessments to identify members requiring case or disease management, care planning or healthcare education.

•	Credentialing. This function assists with maintenance and review of healthcare provider credentials by automating the maintenance and review of physician and other care provider information, such as continuing medical education credits, medical board certifications and records of disciplinary and other adverse actions. Using the function, a payer can efficiently send requests for data to the National Practitioner Data Bank and other governmental bodies and receive and incorporate that data in its systems for use in regulatory compliance and other decision making activities.

      e-maxMC is our web-enabling medical management application for payers. e-maxMC, introduces providers and members into payers’ internal medical management systems by combining the immediate and broad-based connectivity of the Internet with the medical management functions of our maxMC solution. e-maxMC enables providers and members to access a payer’s secure medical management information and proprietary business processes, allowing them to engage in real-time via Internet-based transactions such as clinically-based authorizations, referrals and health risk assessments.

      e-maxMC enables the following Web-based interactions between payers and providers:

•	Referral Advice. Online notification to payers of referrals to specialists and others by primary care physicians.

•	Treatment Requests and Communications. Affords primary care physicians and specialists a medium for conducting online eligibility checks, requests for care, clinical criteria analysis and benefits checks, in each case, in accordance with individual payers’ requirements.

•	Assignment of Care. Online capability for primary care physicians to assign care management to appropriate specialists.

•	Cross-coverage. Online notification by one primary care physician that another primary care physician will provide coverage for a specific period of time.

•	Case and Disease Management Program Enrollment. Online requests that patients be considered for enrollment in a particular case or disease management program.

•	Inpatient Admission. Online notification by an inpatient facility that a member has been admitted.

•	Health Risk Assessment. Online completion of health risk assessments by primary care physicians and specialists.

      e-maxMC enables the following Web-based interactions between payers and their members:

•	Information Exchange. Online reviewing and updating of member demographic information and checking of plan benefit and claim status information.

•	Physician Selection. Online selection of primary care physician in accordance with payer-specific policies from up-to-date lists of in-network physicians.

•	Health Risk Assessment. Online completion of health risk assessments by members.

      Maxsys II is Landacorp’s medical management solution for hospitals and healthcare delivery organizations. It enables them to improve communications and apply more efficient workflow tools to the healthcare delivery process. Maxsys II is the successor to our Maxsys I product, which we no longer market but continue to support with a maintenance program. Key functions of our Maxsys II solution include:

•	Case/ Utilization Management. This function helps ensure that patients receive appropriate levels of care and minimizes expenses associated with inappropriate and unduly lengthy hospital stays. It enables providers to reduce inefficient use of human resources and reduce denials of reimbursement by payers resulting from failure to follow payer guidelines. Our provider customers achieve these outcomes through the automation of the initial evaluation and on-going review of patient care in order to monitor compliance with clinical guidelines, including guidelines provided by the provider customer and industry standard clinical guidelines, such as InterQual and Milliman & Robertson Care Guidelines.

•	Quality Management. This function helps identify deficiencies in patient care or provider performance and alerts process improvement personnel in order to promote early intervention. It allows a provider organization’s staff to monitor and evaluate care processes, treatments, operative procedures and outcomes. It also permits quality managers to better monitor high-cost, high-risk procedures and to enforce quality initiatives by providing variance reporting, process monitoring and centralized data.

•	Risk Management. This function helps to reduce financial losses by automating and supporting timely and thorough investigations, interventions, communication and education regarding potential and actual claims. This function enables a provider organization’s risk management staff to be notified instantly as incidents are reported by personnel anywhere within the organization. The function also supports efficient management, tracking and analysis of potential and asserted claims by patient/episode, staff members, physicians, allied health professionals and visitors.

•	Infection Control. This function facilitates effective management of epidemiology and analysis of treatment protocols based on the National Nosocomial Infections Study model, which reports the national standards for epidemiological studies. The function eliminates redundant manual data entry by extracting pertinent data from other sources in a provider organization’s information technology system and from data collected by case and quality management staff.

•	Credentialing. This function supports the tracking of provider (i.e.; physician) credentials by automating the maintenance and review of care provider information such as continuing medical education credits, medical board certifications and records of disciplinary and other adverse actions. It also facilitates the exchange of data with the National Practitioner Data bank and other governmental bodies.

Services

      We offer our payer and provider customers comprehensive implementation and consulting services such as:

•	project management;

•	identification of customer-specific system requirements;

•	consideration of interactions between our solutions and our customer’s information systems and designing appropriate administrative, clinical and business processes;

•	actuarial and other consulting services;

•	building proprietary interfaces to other systems and configuring hardware and software to support the customer’s administrative, clinical and business processes;

•	training customer personnel;

•	delivery of our software solutions via an application service provider (ASP) model;

•	designing and implementing branding strategies and sticky applications based on our disease management solutions;

•	determining hardware and software requirements; and

•	providing general health content, disease management tools and e-commerce capabilities.

Customers

      Landacorp targets payer organizations with membership ranging from several million to 50,000 covered lives. We currently serve 28 payer organizations that claim to have a combined membership of approximately 48 million participants. Our top healthcare payer customers are Aetna, Highmark (Blue Cross Blue Shield of Western Pennsylvania), WellPoint, Blue Cross Blue Shield of North Carolina, Blue Cross and Blue Shield of South Carolina, Healthnet of California, One Health Plan (part of Great West Life Assurance Company), Lifeguard, Inc, and Renal Management Systems (a subsidiary of Baxter International Inc.). Highmark, Blue Cross Blue Shield of North Carolina, and Renal Management Systems are currently using our maxMC solution. Renal Management utilizes maxMC’s disease management functionality, which was implemented using a central database and twenty-two remote satellite operations throughout the United States. Blue Cross Blue Shield of North Carolina is also using our e-maxMC Web-enabling solution. Lifeguard, Inc. utilizes our DSSeries solution and Managing for Tomorrow, and One Health Plan utilizes our Managing for Tomorrow program. Additionally, Lifeguard became one of the industry’s first fully integrated, reinsured disease management program to include both predictive modeling and interventional services. During 2001, Healthnet of California and One Health Plan contributed more than ten percent of our total revenue for the year.

      We target hospitals and healthcare delivery organizations with licensed beds ranging from several thousand to as few as 250. We currently serve approximately 142 such organizations. Among our leading provider customers are Rush Presbyterian-St. Lukes’s Medical Center, University of Texas M. D. Anderson

Cancer Center, BJC Health System, Atlantic Health System, Baptist Healthcare Systems, Inc., and New York and Presbyterian Healthcare System. Many of our hospital provider customers continue to use Maxsys I, the predecessor of Maxsys II, which we no longer market, but continue to support with a maintenance program.

Technology

      We believe that our proprietary technology platforms provide us with a competitive advantage. Our products utilize n-tiered and Web architecture systems derived from our proprietary object oriented software foundation. Through the application of middleware platforms or service-oriented applications that include business rules and service functions, our technology supports our population health management solutions by ensuring high availability and scalability. Additionally, the solutions are designed with complementary tool kits that enable powerful customizations and extensions that are specific to each implementation. We currently employ both Oracle® and Microsoft® SQLServer database management systems to support the data storage requirements of our solutions.

      We have developed an open architecture standard, allowing separate functional components to run on several different hardware platforms. Maxsys II and maxMC are based on the leading fourth generation language of PowerBuilder™ and run on standard Intel®-compatible personal computers accessing Oracle databases. Similarly, DSSeries is developed using Visual Basic and runs on the same desktop platforms accessing Microsoft SQLServer databases. Our Managing for Tomorrow program utilizes Oracle databases, Interactive Voice Response and Web-based front-ends with PLSQL to script out the health risk assessment rules. Our common object request broker architecture, or CORBA, based rules engine runs on Microsoft Windows™-NT. e-maxMC, which utilizes Java®, Java Servelets, Enterprise Java Beans™ (EJB), and XML for its functionality and either Microsoft’s Internet Explorer™ or Netscape’s Netscape Communicator™ browsers for the provider interface, makes use of any Internet capable system with the application itself being served by leading UNIX® or Microsoft NT platforms. Our data interface engine operates on the leading UNIX or Microsoft NT platforms. Additional servers may be placed in the system, such as report servers, fax servers or additional web/application servers, in order to ensure scalability and fault tolerance without performance loss. The interaction of all these services, applications, and middleware makes the system truly n-tiered, rather than two-tiered (client/server) or three-tiered (client/application/server).

      Total Research and Development expenditures for 1999, 2000 and 2001 were $1,733,000, $4,214,000, and $6,361,000, respectively.

Competition

      The market for our population health management solutions is highly competitive and is characterized by rapidly changing technology, evolving user needs and the frequent introduction of new products. The principal companies we compete against in the disease management market include American Healthways, CorSolutions, Lifemasters and Matria Healthcare. Our principal competitors in the medical management software payer market include HPR (a subsidiary of McKesson HBOC), MedDecision, and others. In the medical management software healthcare delivery market, we compete against MIDS (a division of Affiliated Computer Systems, Inc.), SoftMed Systems and others.

      We believe that the absence of vendors capable of providing flexible, stand-alone medical and disease management products and service, as well as a comprehensive integrated population health management solution to help manage the continuum of patient care represents a significant market opportunity for Landacorp. We expect that competition will continue to increase as a result of consolidation in the Internet, information technology and healthcare industries. We believe that the principal factors affecting competition in our markets include product functionality, performance, flexibility and features, use of open standards technology, quality of service and support, company reputation, price, scalability and overall cost of ownership.

Intellectual Property and Proprietary Rights

      We depend upon our proprietary information and technology. We rely primarily on a combination of copyright, trademark and trade secret laws and license agreements to establish and protect our rights in our software products and other proprietary technology. Landacorp requires employees and third-party consultants and contractors to enter into nondisclosure agreements to limit use of, access to, and distribution of, our proprietary information. Nevertheless, our means of protecting our proprietary rights may not be adequate to prevent misappropriation. The laws of some foreign countries may not protect our proprietary rights as fully or in the same manner as do the laws of the United States. Also, despite the steps taken by us to protect our proprietary rights, unauthorized third parties may be able to copy aspects of our products, reverse engineer our products or otherwise obtain and use information that we regard as proprietary. Furthermore, others may independently develop technologies similar or superior to our technology, or design around the proprietary rights that we own.

Government Regulation

      Participants in the healthcare industry, such as our payer and provider customers, are subject to extensive and frequently changing laws and regulations, including laws and regulations relating to the confidential treatment and secure transmission of healthcare information such as patient medical records. Legislators at both the state and federal levels have proposed additional legislation relating to the use and disclosure of medical information, and the federal government is likely to enact new federal laws or regulations in the near future. Pursuant to the Health Insurance Portability and Accountability Act of 1996, HIPAA, the Department of Health and Human Services, DHHS, has proposed regulations setting forth security and privacy standards for all health plans, clearinghouses and providers to follow with respect to an individual’s healthcare information that is electronically transmitted, processed, or stored. In addition, Congress is currently considering various legislative proposals regarding security related to health information.

      Since both our provider customers and payer customers must comply with HIPAA, its associated regulations and all other applicable healthcare laws and regulations, Landacorp is taking the appropriate steps to ensure that our products and business practices are HIPAA-ready. Accordingly, in order for our medical management solutions to be marketable, they must contain features and functionality that allow our customers to comply with these laws and regulations, and we have established an ongoing program to ready our products and our employees to comply with HIPAA’s final security rules. We believe our products currently allow our customers to comply with existing laws and regulations. However, because new regulations are yet to come and because the proposed regulations may be modified prior to becoming final, our products may require modification in the future. Such modifications will become part of our standard maintenance releases and upgrades. Any such modification could be expensive, could divert resources away from other product development efforts or could delay future releases or product enhancements. If we fail to offer solutions that permit our customers to comply with applicable laws and regulations our business will suffer.

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

      The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of Internet-based medical management solutions we offer. We believe, however, that these laws and regulations may nonetheless be applied to us. Current laws and regulations which may affect our Internet-based business relate to the following:

•	patient medical record information;

•	the electronic transmission of information between healthcare providers, payers, clearinghouses and other healthcare industry participants;

•	the use of software applications in the diagnosis, cure, treatment, mitigation or prevention of disease;

•	health maintenance organizations, insurers, healthcare service providers and/or employee health benefit plans; and

•	the relationships between or among healthcare providers.

      We expect to conduct our Internet-based business in substantial compliance with all material federal, state and local laws and regulations governing our operations. However, the impact of regulatory developments in the healthcare industry is complex and difficult to predict, and our business could be adversely affected by existing or new healthcare regulatory requirements or interpretations. These requirements or interpretations could also limit the use of the Internet for our medical management solutions or even prohibit the sale of a particular product or service.

      Because of the Internet’s popularity and increasing use, new laws and regulations with respect to the Internet are becoming more prevalent. Such laws and regulations have covered, or may cover in the future, issues such as:

•	security, privacy and encryption;

•	pricing;

•	taxation;

•	content;

•	copyrights and other intellectual property;

•	contracting and selling over the Internet;

•	distribution; and

•	characteristics and quality of services.

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

Employees

      As of December 31, 2001, we employed 164 employees.

      Our success depends on our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the information technology industry, particularly for talented software developers, service consultants, and sales and marketing personnel. We may not be able to attract and retain qualified personnel in the future.

      Our employees are not members of any labor union. We consider our relations with our employees to be good.

Executive Officers

      Our executive officers and certain information about them are as follows:

Name	Age	Position(s)

Eugene J. Miller	46	President, Chief Executive Officer and Director
Mark Rapoport	45	Chief Operating Officer and Chief Financial Officer
Marlene McCurdy	48	Senior Vice President, General Manager — Disease Management
Brandon Raines	35	Senior Vice President, Research & Development and General Manager, Medical Management

      Eugene J. Miller, President, Chief Executive Officer and Director. Mr. Miller joined Landacorp after serving as Executive Vice President for CorSolutions from 1994 to 2001. While there, he was responsible for all sales and marketing, contracting and pricing, sales training and development and reimbursement and enrollment activities associated with disease management programs. Miller brings over 20 years of healthcare experience to Landacorp, having held several executive positions for Medical Care America/Critical Care America.

      Mark Rapoport, Chief Operating Officer and Chief Financial Officer. Mr. Rapoport joined Landacorp in April 2001 from Atlanta-based iXL Enterprises, where he served as Senior Vice President, Controller from 2000 to 2001. Prior to joining iXL, Mr. Rapoport served in a number of key financial positions for BellSouth Corporation from 1996 to 2000. As Executive Director — Mergers & Acquisitions Accounting, he worked with the corporate development group for merger and acquisition activities and was responsible for setting BellSouth’s overall accounting policy. Mr. Rapoport also served as Vice President — Finance and Chief Financial Officer for BellSouth Entertainment, the company’s video division. Mr. Rapoport is a certified public accountant and earned his Master of Business Administration in Finance and Accounting from Emory University in 1982.

      Marlene McCurdy, Senior Vice President and General Manager — Disease Management, joined Landacorp in 1998 as Senior Vice President — Client Services after serving as Director, Implementation Strategy/Research & Development for the Eclipsys Corporation from 1996 to 1997. Prior to that position, McCurdy held a number of implementation and technical support positions for TDS/ALLTEL, including Director, Implementation Services, during a 17-year career relationship with that organization. Her broad-based experience includes every facet of the implementation process and includes detailed knowledge of customer service and technical support.

      Brandon Raines, Senior Vice President, Research & Development and General Manager, Medical Management joined Landacorp in 1988 as a software developer. Prior to assuming his current role, Mr. Raines held various positions including Systems Engineer, Systems Analyst, Manager, R&D and Vice President, R&D.

      Officers serve at the discretion of the Board and are appointed annually. The employment of each of our officers is at will and may be terminated at any time, with or without cause. There are no family relationships between any of the directors or executive officers of Landacorp.

Item 2.     Description of Property

      The Company maintains offices in Atlanta, Georgia, Chico, California, Raleigh, North Carolina, and Montclair, New Jersey. We have under leases approximately 63,500 square feet of office space. We anticipate that our current facilities are adequate for our current needs.

Item 3.     Legal Proceedings

      Landacorp is not currently involved in any litigation.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      During the year ended December 31, 2001, we sold and issued the following unregistered securities: approximately 124,000 shares of common stock pursuant to exercise of options that we assumed in connection with the acquisition of PatientCentrix.

      As of December 31, 2001, there were approximately 187 registered holders of our common stock. Our common stock is listed for quotation on the NASDAQ Stock Market’s National Market System under the symbol “LCOR”. The following table sets forth for the period indicated, the high and low prices of our common stock as quoted in the NASDAQ Stock Market’s National Market System:

	2000		2001

	High	Low	High	Low

Quarter ended March 31,	$21.790	$7.875	$4.00	$1.781
Quarter ended June 30,	8.750	3.500	1.99	1.17
Quarter ended September 30,	4.625	2.125	1.80	0.91
Quarter ended December 31,	3.031	1.500	1.69	0.42

      We have not paid any dividends since our inception and do not intend to pay any dividends on our capital stock in the foreseeable future.

Item 6.     Selected Consolidated Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)

      You should read the following selected financial data in conjunction with our financial statements and their related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. We derived the following statement of operations data for the years ended December 31, 1999, 2000 and 2001, and the balance sheet data as of December 31, 2000 and 2001, from the audited financial statements included at the end of this report. We derived the following statement of operations data for the year ended December 31, 1997 and 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 from audited financial statements not included elsewhere in this report.

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except share data)
Statement of Operations Data
Revenue	4,038	6,217	9,310	13,351	15,787
Gross profit	2,642	3,465	5,645	7,996	6,429
Operating Expenses	3,445	5,450	8,130	16,264	23,926
Net loss	(1,011)	(1,910)	(2,399)	(6,557)	(16,846)

Net loss per share:
Basic and diluted	(0.91)	(1.83)	(1.86)	(0.57)	(1.12)

	December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$142	$2,032	$1,884	$21,752	$12,274
Working capital (deficit)	(5,545)	455	(1,035)	17,918	5,783
Total assets	1,181	4,313	5,859	45,821	31,550
Capital Lease Obligations	—	—	441	229	152
Notes payable and accrued interest to stockholders	2,716	—	—	—	—
Stockholders’ equity (deficit)	(5,259)	899	514	35,661	20,688

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Landacorp provides technology-driven population health management solutions to healthcare payer and delivery organizations. Our innovative predictive modeling and interventional disease management programs are integrated with Internet- and Windows®-based medical management software to deliver comprehensive solutions that can help our clients manage their at-risk populations in ways that prevent and reduce cost, while improving outcomes. Combined, our products and services comprise a unique set of capabilities that support the continuum of patient care, from medical management to predictive modeling to disease intervention.

      Landacorp’s disease management products and services — our predictive modeling and interventional capabilities — help our customers identify and intervene with their members at risk for a chronic or potentially high predicted expenditure outcomes associated with chronic health conditions like asthma, diabetes and heart disease. These member-focused solutions assist our clients in managing the health of these members through educational and self-management materials or through referral to nurse case managers. Landacorp’s medical management software solutions help health plans and hospitals manage the cost and care of their patients by documenting treatment, ensuring that care guidelines and government compliance requirements are met, and by automating the workflow and processes surrounding care coordination activities. These applications streamline administrative and business processes and enable real-time interaction among various healthcare participants. As of December 31, 2001, 28 payers who claim to have a combined membership of approximately 48 million participants were using our payer solutions, and approximately 142 hospital providers were using our provider solutions. We have historically derived revenues from the installation and licensing of our maxMC and Maxsys solutions, sublicensing third-party software applications as part of system implementations and delivery of post-contract customer support, training and consulting services. We are currently focusing our primary development, sales and marketing efforts on our DSSeries, Managing for Tomorrow, maxMC, e-maxMC, and Maxsys II products. Although we do not anticipate future system sales or enhancements of Maxsys I, we continue to provide maintenance services to, and receive maintenance fees from, customers who purchased this product in the past. We plan to continue to support Maxsys I for the foreseeable future as a service to such customers and pursuant to ongoing contractual obligations.

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

      The Company delivers its care analytics solutions through a subscription-based fee structure that provides for implementation services at a fixed hourly rate and a subsequent monthly subscription fee based upon the number of members maintained by the payer organization. The fair value of the implementation service revenue is recognized as the services are performed and the subscription fee is recognized on monthly basis at the subscription rate. The Company delivers health management program services through a per participant annual enrollment fee. Payment is generally received at the beginning of the enrollment period. Revenue is recognized on an effort-based measure over the enrollment period as the services are provided and the obligations to the participants are fulfilled.

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

     Critical Accounting Policies

      “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon the Company’s consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, restructuring costs, and goodwill and other intangible assets.

      Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

      The Company has identified the policies below as critical to our business operations and the understanding of our results of operations.

      Revenue recognition. The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of software license and implementation fees, related maintenance and software service fees, and care analytics and disease management services. Deferred revenue consists of maintenance billings and annual enrollment fees due in advance of service periods. The Company’s revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and AICPA Statement of position No. 97 — 2 “Software Revenue Recognition”. The Company follows specific and detailed guidelines in measuring revenue; however certain estimates and judgments affect the application of the revenue policy. These estimates include the estimated contract hours and time to complete for percentage of completion accounting, and the effort-based measures used in services accounting. Changes in conditions or new contract terms could cause management to determine these estimates and judgments must be revised. Such changes or revisions could adversely affect the revenue recognition for any reporting period.

      Bad debt. Management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms and trends when evaluating the adequacy of the allowance for bad debt. Significant management judgment and estimates must be made and used in connection with establishing the allowance for bad debt in any accounting period. The accounts receivable balance was $3.5 million, net of allowance for bad debt of $235,000 as of December 31, 2001. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Goodwill and other intangible assets. Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. The Company evaluates acquired businesses for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important which could trigger an impairment review include, but are not limited to, the following:

•	significant decrease in the market value of an asset;

•	significant changes in our use of the acquired assets or the strategy for our overall business;

•	significant adverse change in legal factors or negative industry or economic trends;

•	significant underperformance relative to current period and/or projected future operating profits or cash flows associated with an asset; and

•	significant decline in the Company’s stock price for a sustained period

      In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” becomes effective and as a result, we will cease to amortize the remaining $7.7 million of goodwill. The Company recorded approximately $649,000 of amortization on these amounts during 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and a periodic impairment review thereafter. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

      Restructuring costs. The restructuring accrual is based on certain estimates and judgments related to contractual obligations and related costs. Potential restructuring accruals related to lease contractual obligations could be materially affected by factors such as our ability to secure subleases, the credit-worthiness of subleases and our success at negotiating early termination agreements with lessors. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, we may need to establish an additional restructuring accruals or reverse accrual amounts accordingly.

     Recent Developments

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

      The purchase price was allocated to the various tangible and intangible assets acquired. The acquired intangible assets were amortized over their estimated useful lives of twenty-four to thirty-nine months. In May 2001, management determined the need to cease operations of IMG due to the slowdown in the web design and consulting industry. The IMG operations were shut down on July 9, 2001. We recorded an impairment charge of $704,000 related to the remaining intangible assets from this acquisition.

      On October 27, 2000 we completed the acquisition of assets and liabilities of the ProMedex business from PMX Holdings, Inc. (“ProMedex”), a leading provider of population and disease management programs and services. The total purchase price of $4,632,000, consisted of $585,000 cash, $516,000 of the Company’s common stock (250,000 shares), other acquisition related expenses of approximately $319,000, consisting primarily of payment for legal and financial advisory services and the assumption of liabilities of $3,212,000. The purchase price was allocated to intangible assets, including existing technology ($1,600,000), customer base ($510,000), assembled work force ($430,000), and goodwill ($2,092,000).

      On November 2, 2000 we completed the acquisition of PatientCentrix, Inc. (“PatientCentrix”), a leading provider of population management targeting and intervention programs and services. The Company acquired 100% of the shares and assumed all outstanding options of PatientCentrix in return for cash of $5,850,000 paid to the stockholders and option holders, and issuing 1,157,000 shares to the stockholders of PatientCentrix. The price of the shares issued was $1.777 based on the average of the previous 20 trading days prior to the date of the definitive agreement, which was October 31, 2000. We also assumed all the incentive stock options issued by PatientCentrix prior to the acquisition. These now represent options to purchase up to 1,582,532 of Common Stock of Landacorp with an average exercise price of $1.525. The total purchase price of $11,188,000 consisted of $5,850,000 cash, $2,056,000 of our Common Stock (1,157,000 shares), assumed stock options with a fair value of $2,970,000, and other acquisition related expenses of approximately $312,000, consisting primarily of payment for legal and financial advisory services. Of the total purchase price, approximately $191,000 was allocated to the net tangible assets, approximately $961,000 was allocated to unearned compensation related to our right to repurchase 30% of the shares of the Company’s Common Stock and options to purchase our Common Stock issued to employees of PatientCentrix pursuant to the purchase agreement in the event of such employee’s termination under certain circumstances, and the remainder was allocated to intangible assets, including existing technology ($3,600,000), customer base ($640,000), assembled work force ($280,000), and goodwill ($5,516,000). Additionally,; up to $6 million in additional cash could be paid to the shareholders and option holders of PatientCentrix, under the Earn Out provision of the purchase agreement. As discussed in the following paragraphs, the Company reached various settlements with shareholders of PatientCentrix during 2001 affecting this provision. Accordingly, approximately $1,477,000 has been recorded to goodwill as additional purchase price.

      Subsequent to the acquisition of PatientCentrix, its majority shareholder, Michael Miele, became an employee and Director of the Company. During 2001, the Company and the majority shareholder entered into a Settlement Agreement and Mutual Release (“Agreement”) whereby the Company and majority shareholder mutually agreed to terminate the employment relationship and to release each other from any claims arising from or related to the employment relationship. The majority shareholder released the Company from any and all claims that the termination of employment in and of itself violates the Merger Agreement or interferes with or negatively impacts the payment of any Earn Out under the Merger Agreement or achievement of any related milestone event. The agreement requires the Company to make payments to the majority shareholder of approximately $800,000 and to allow the vesting of the majority shareholder’s options and allow the options to be immediately exercisable. The amount related to this accelerated vesting is approximately $277,000. The Settlement and Mutual Release amount of $1,077,000 has been recorded as goodwill.

      Recently, we settled a disagreement with former shareholders and option holders of PatientCentrix regarding the amount of the Earn Out payment due under the PatientCentrix merger agreement. We agreed to pay the former shareholders and option holders of PatientCentrix an aggregate $400,000 in respect of the Earn

Out payment. This amount has been recorded as an adjustment to goodwill. As further consideration for the release of all disagreements related to the merger and the Merger Agreement, we agreed to reduce, to $0.39 per share, the exercise price of stock options held by Michael Miele, the major shareholder of PatientCentrix. This re-pricing has been recorded as an acquisition related charge in the amount of $268,000. We also agreed to appoint Mr. Miele to our board of directors until March 2003. Mr. Miele has been appointed to the board and will stand for re-election with our other board members at our 2002 annual meeting of shareholders.

      In May 2001, the Company announced a reduction in work force representing approximately 16%, or 40 employees of the Company’s total work force. On August 8, 2001, the Company announced an additional reduction in work force of approximately 18%, or 36 employees.

     Results of Operations

      The following table presents the statement of operations data as a percentage of total revenues:

	Percentage of Revenues
	Year Ended December 31,

	1999	2000	2001

Revenues:
Program Revenue and Maintenance Fees	22.1%	30.1%	78.4%
System Sales and Consulting Fees	77.9	69.9	21.6

Total revenues	100.0	100.0	100.0

Cost of revenues
Program Revenue and Maintenance Fees	6.4	5.9	41.3
System Sales and Consulting Fees	33.0	34.2	18.0

Total cost of revenues	39.4	40.1	59.3

Gross profit	60.6	59.9	40.7

Operating expenses
Sales and marketing	34.6	44.2	35.9
Research and development	18.6	31.6	40.3
General and administrative	34.1	41.3	49.8
Amortization of intangible assets	—	4.7	12.9
Restructuring and acquisition related charge	—	—	8.2
Impairment of intangible assets			4.5

Total operating expenses	(87.3)	121.8	(151.6)

Loss from operations	(26.7)	(61.9)	(110.8)
Interest and other income, net	1.1	13.2	4.3
Interest expense	(0.2)	(0.4)	(0.2)

Net loss	(25.8)	(49.1)	(106.7)

     Comparison of Years Ended December 31, 1999, 2000, and 2001

      In 2001, we have reclassified our revenue into two distinct revenue streams. Program revenues and maintenance fees represent repeat and recurring revenue streams, such as per member per month licensing and servicing revenues, per participant per year fees and support charges for maintaining software. System sales and consulting fees represent one-off or non-recurring and non-repeat revenue, such as sales of perpetual licenses, implementation and ad-hoc consulting or training services. The revenues and costs for all periods presented herein have been reclassified into these groups for comparison purposes.

      Refer to the Company’s Financial Statements and accompanying notes, contained in Item 8, for additional financial information.

      Revenues. Program revenue and maintenance revenues increased by $1,958,000 or 95% from $2,059,000 in 1999 to $4,017,000 in 2000 and increased by $8,356,000 or 208% to $12,373,000 in 2001. The increase from 1999 to 2000 in support service revenues resulted from an increase in the number of support contracts sold for completed maxMC and Maxsys II contracts, partially offset by declines in the number of Maxsys I support customers. The increase in program services revenue from 2000 to 2001 was a result of the acquisitions of PatientCentrix and ProMedex in the fourth quarter of 2000, and the addition of the Managing for Tomorrow program.

      System sales and consulting fees increased by $2,083,000 or 29% from $7,251,000 in 1999 to $9,334,000 in 2000 and decreased by $5,920,000 or 63% to $3,414,000 in 2001. The increase in system sales and consulting fees from 1999 to 2000 resulted from an increase in the volume of maxMC and Maxsys II contracts. The decrease in revenues between 2000 and 2001 resulted from a decline in the volume of maxMC and Maxsys II contracts, offset by additional revenue from operating the Interactive Media Group from February 2000, and DSSeries and Managing for Tomorrow revenues from November 2000.

      Cost of Revenues. Cost of Program Revenue and Maintenance Fees consists principally of personnel related costs, product costs, amortization of unearned stock-based compensation, related department overhead, costs of third party software products, and depreciation of equipment. Cost of Program Revenue and Maintenance Fees increased by $190,000 or 32% from $594,000, representing 29% of system sales and program service revenues, in 1999 to $784,000, representing 20% of system sales and program service revenues, in 2000 and by $5,737,000 or 732% to $6,521,000 representing 53% of system sales and program service revenues, in 2001. This cost increase resulted from an increase in personnel, stock-based compensation expense, and license fees that were paid to third party software vendors. The increase in gross margin on Program Revenue and Maintenance Fees from 71% in 1999 to 80% in 2000 is primarily due to efficiencies realized from additional maintenance contracts sold for completed Maxsys II and maxMC contracts. The decrease in gross margin on Program Revenue and Maintenance Fees from 80% in 2000 to 47% in 2001 is attributed to an increase in direct costs associated with the delivery of our Managing for Tomorrow product. None of these revenues or direct costs were part of our activities until November of 2000, and directly affected the gross margins accordingly.

      Cost of system sales and consulting fees consists principally of costs incurred in the implementation of our software products, and other consulting and training personnel costs. The cost of system sales and consulting fees includes personnel costs, amortization of unearned stock-based compensation, non-reimbursed travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. Cost of system sales and consulting fees increased by $1,500,000 or 49% from $3,071,000, representing 42% of system sales and consulting fees, in 1999 to $4,571,000, representing 49% of system sales and consulting fees, in 2000 and decreased by $1,734,000 or 38% to $2,837,000 representing 83% of system sales and consulting fees, in 2001. The decrease from 2000 to 2001 in the cost of system sales and consulting fees was primarily due to reduced personnel related expenses due to the 2001 reductions in force discussed in the Recent Developments section. The decrease in the gross margin on system sales and consulting fees from 58% during 1999 to 51% in 2000 resulted primarily from additional costs of sales associated with the acquisition of IMG in 2000. The decrease in gross margin to 17% in 2001 resulted primarily from reduced sales of our medical management software products.

      Sales and Marketing. Sales and marketing expenses consist principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotions, costs, and department overhead. Sales and marketing expenses increased by $2,681,000 or 83% from $3,222,000, representing 35% of total revenues, in 1999 to $5,903,000, representing 44% of total revenues, in 2000 and decreased by $238,000 or 4% to $5,665,000, representing 36% of total revenues, in 2001. The increase from 1999 to 2000 resulted from increased salaries, benefits and other personnel-related expenses due to growth in the number of sales and marketing personnel, stock-based compensation expense further discussed below, increases in sales commissions due to an increase in the volume of customer contracts, increases in travel costs due to the increased headcount, and increases in trade shows and other marketing expenses incurred to build additional product awareness. The decrease from 2000 to 2001 was primarily due to reduced personnel-related expenses due to the 2001 reductions mentioned in the Recent Developments section.

      Research and Development. Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related department overhead and depreciation on equipment. Research and development expenses increased by $2,481,000 or 143% from $1,733,000, representing 19% of total revenues, in 1999 to $4,214,000, representing 32% of total revenues, in 2000 and by $2,147,000 or 51% to $6,361,000, representing 40% of total revenues, in 2001. These increases were primarily due to increases in salaries, benefits and other personnel-related expenses and stock-based compensation expense arising from both of our recent acquisitions, described in the Overview section. We expect these costs to decrease as a result of the reductions in force discussed in the Recent Developments section.

      General and Administrative. General and administrative expenses consist of compensation for personnel, fees for outside professional services, amortization of unearned stock-based compensation, occupancy and overhead costs. General and administrative expenses increased by $2,341,000 or 74% from $3,175,000, representing 34% of total revenues, in 1999 to $5,516,000, representing 41% of total revenues, in 2000 and by $2,346,000 or 43% to $7,862,000 representing 50% of total revenues, in 2001. These increases in 2000 and 2001 were primarily due to: additional employees arising from the recent acquisitions; higher professional service fees, stock-based compensation expenses, further discussed in the Stock-Based Expenses section below, and other costs associated with operating as a public company and additional office space assumed with our recent acquisitions associated with our population health management product offerings. Additionally, approximately $407,000 of the increase in 2001 related to a specific net increase in our bad debt reserve for the outstanding balance of a customer that was having difficulty in meeting their payment obligations.

      Restructuring, Acquisition-Related and Impairment Charges. In May 2001, the Company announced a reduction in work force representing approximately 16%, or 40 employees of the Company’s total work force. Also in May 2001, the Company announced its plan to cease operations of its Portland, Oregon-based Interactive Media Group (IMG). On August 8, 2001, the Company announced an additional reduction in work force of approximately 18%, or 36 employees. Restructuring and acquisition related charges consist of $1,301,000 relating to severance costs, the closing of the IMG operations and additional lease obligations related to unoccupied office space that the Company had committed to, as well as a charge of $268,000 related to re-pricing of stock options granted in connection with the acquisition of PatientCentrix, as discussed in the Recent Developments section above. In 2001, the Company recorded an impairment charge of $704,000 on the intangible assets related to IMG.

      Stock-Based Compensation. In connection with certain stock option grants and common stock issuances during the two years ended December 31, 1999 and 2000, the Company recognized unearned compensation totaling $1,610,000 and $1,521,000, respectively. In 2001, the company reduced existing unearned compensation by $718,000 related to terminations of employees. The 2000 figure of $1,521,000 is net of a credit of $112,000 relating to employees who were terminated during the year. These costs are being amortized over the vesting periods or as the Company’s repurchase rights lapse. Amortization expense recognized during the years ended December 31, 1999, 2000 and 2001, totaled $1,958,000, $1,842,000 and $1,467,000 respectively, and has been allocated to cost of sales and operating expenses. Additionally, compensation expense of $48,000 was recorded during 1999 for stock sold at a discount to a third party consultant for services provided, and is included in general and administrative expense. The Company recorded stock compensation expense of approximately $87,000 in 2001 for the modification of a fixed stock option grant.

      Interest and Other Income and Interest Expense. Interest and other income consists primarily of earnings on our cash and cash equivalents. Interest and other income amounted to $103,000, $1,765,000 and $677,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Interest income increased in 2000 primarily as a result of investing proceeds from the initial public offering in February 2000. Interest expense increased by $37,000 or 218% from $17,000 in 1999 to $54,000 in 2000 and decreased by $28,000 or 52% to $26,000 in 2001.

      Income Taxes. No provision or benefit for federal or state income taxes has been recorded for the years ended December 31, 1999, 2000 and 2001, as the Company has incurred net operating losses and has no carryback potential.

      At December 31, 2001, the Company had net operating loss carryforwards of approximately $25,369,000 available to reduce future taxable income. These losses expire at various times beginning in 2002. As a result of substantial changes in the Company’s stock ownership, an ownership change within the meaning of Internal Revenue Code Section 382 occurred in February 1998 which resulted in a limitation on the amount of net operating loss carryforwards that can be used in future years. The amount of the limitation has not yet been calculated. As a result of substantial changes in the Company’s stock ownership subsequent to February 1998, an ownership change may have occurred during 2001 which would result in a limitation on the amount of net operating loss carryforwards that can be used in future years. The amount of the limitation, if any, has not yet been calculated.

     Liquidity and Capital Resources

      Since inception, we have financed our operations through net cash generated from operating activities, and private sales of common and preferred stock. During February 2000, we completed our initial public offering through which we raised net proceeds of approximately $35 million. As of December 31, 2001, we had $12.3 million in cash and cash equivalents and $5.8 million in working capital with capital lease obligations totaling $0.2 million.

      Net cash used in operating activities was $5.1 million in 2000 compared to net cash used in operating activities of $8.4 million in 2001. Net cash used to fund operating activities in 2000 reflects net loss before non-cash charges for depreciation and amortization, provision for doubtful accounts amortization of unearned stock-based compensation, an increase in accounts receivable, a decrease in other assets, a decrease in deferred offering costs, an increase in deferred revenue, and a decrease in accounts payable and accrued expenses. Net cash used to fund operating activities in 2001 reflects net loss before non-cash charges for depreciation and amortization, provision for doubtful accounts amortization of unearned stock-based compensation, loss on sale of property and equipment, a decrease in accounts receivable, a decrease in other assets, an increase in deferred revenue, and a decrease in accounts payable and accrued expenses. Additionally, net cash used to fund operating activities in 2001 also reflects net loss before non-cash charges related to stock-based compensation and impairment of intangible assets.

      Net cash used in investing activities was $9.4 million in 2000 and $1.2 million in 2001. Investing activities in 2000 consisted primarily of the acquisition of three businesses, for which we paid approximately $8.3 million, and for computer equipment, office furniture and leasehold improvements, and additions to capitalized software development costs. Investing activities in 2001 consisted primarily of cash paid for computer equipment, office furniture and leasehold improvements, and additions to capitalized software development costs.

      Net cash generated from financing activities was $34.4 million in 2000 and $144,000 in 2001. Net cash generated from financing activities in 2000 resulted primarily from the issuance of common stock, related to the initial public offering in February 2000 and the proceeds from long-term debt, partially offset by principal payments on long-term debt. Net cash generated from financing activities in 2001 resulted from proceeds from the sale of common stock, net of payments on capital lease obligations.

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

      In January 2001, we amended and restated the LOC Agreement by eliminating the term loan provision and certain covenant requirements. Advances on the LOC Agreement are collateralized by substantially all of our assets, accrue interest at prime plus 0.5%, and are due January 2002. At December 31, 2001, there were no outstanding borrowings under the LOC Agreement. In February, 2002, we cancelled the LOC agreement.

      We expect to experience growth in our operating expenses for the foreseeable future in order to execute our business plan, and to the extent that we are successful in generating additional sales, we will need to hire additional employees. As a result, we anticipate that operating expenses and planned capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents and the net proceeds from the sale of the common stock in our initial public offering will be sufficient to meet our working capital and operating expense requirements for the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financings if such funding is available on terms acceptable to us.

     Related Party Transactions

      The Company is currently holding full recourse notes receivable from Directors and Officers totaling approximately $169,000, which includes a note receivable from a Director, Eugene Santa Cattarina, in the amount of $96,666. The notes accrue interest at 6% per annum, are collateralized by all shares of the Company’s Common Stock purchased by these individuals and are due and payable in 2006, or immediately in the event of termination of employment.

     Recent Accounting Pronouncements

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, as amended by SAB No. 101A and SAB No. 101B. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Additionally, the SEC recently issued a Frequently Asked Questions memorandum providing further guidance on SAB No. 101. We adopted SAB No. 101, as amended, during 2000. The adoption had no material impact on our financial position or results of operations.

      In June 2001, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the “Standards”. SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      The Company will adopt the provisions of SFAS 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, the Company expects to reclassify $710,000 of its intangible assets to goodwill. The Company expects that it will no longer record approximately $650,000 of amortization per year relating to its existing goodwill and indefinite-lived intangibles, as adjusted for the reclassifications just mentioned.

      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The Company has not yet determined what effect these impairment tests will have on the Company’s earnings and financial position.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined the effects that SFAS No. 143 will have on our financial position, results of operations or cash flows but we do not anticipate any material adverse impact.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transactions reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 effective as of January 1, 2002. We have not yet determined the effects that SFAS No. 144 will have on our financial position, results of operations or cash flows but we do not anticipate any material adverse impact.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We Have a Long History of Losses and May Never Become Profitable.

      We have been in business since 1982 and we have incurred significant losses since that time. We expect to continue to incur losses on an annual basis for the foreseeable future. As of December 31, 2001, our accumulated deficit was $37.0 million. We expect to incur increased levels of product development, sales and marketing and administrative expenses and, as a result, we will need to increase our revenue significantly to achieve future profitability. Although our revenue has grown in recent quarters, we may not be able to sustain this growth and we may not realize sufficient revenue to achieve profitability. Further, even if we achieve profitability, due to competition and the evolving nature of the disease management, medical management, healthcare information technology and Internet markets, we could fail to sustain or increase profitability on a quarterly or annual basis.

We Have a History of Quarterly and Annual Fluctuations in Our Revenue and Operating Results, and Expect These Fluctuations to Continue, Which May Result in Volatility in Our Stock Price.

      Our quarterly and annual revenue and operating results have varied significantly in the past and will likely vary significantly in the future due to a number of factors, many of which we cannot control. The factors that may cause our quarterly revenue and operating results to fluctuate include:

•	fluctuations in demand for our population health management products and related services;

•	the ability of customers to provide us with the names of qualified members to enroll in our Managing for Tomorrow member-driven disease management program;

•	the timing of customer orders and product implementations, particularly orders from large customers involving substantial software implementation;

•	the length of our sales cycle, which varies and is unpredictable;

•	the length of our software implementation process varies and often depends on matters outside of our control such as the customer’s ability to commit its resources to the implementation process;

•	our ability to develop, introduce, implement and support new products and product enhancements;

•	the rate of adoption of our population health management solutions, which often require our customers to change some aspects of the way in which they have traditionally conducted business;

•	announcements and new product introductions by our competitors and deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors; and

•	changes in the prices at which we can sell our population health management solutions.

      Accordingly, you should not rely on the results of any past periods as an indication of our future performance. In some future periods, our operating results may not meet expectations of public market analysts or investors. If this occurs, our stock price may decline.

Our Business will Suffer if our Population Health Management Solutions Do Not Achieve Widespread Market Acceptance Among Healthcare Payer Organizations.

      Achieving our growth objectives depends on our population health management solutions achieving widespread market acceptance among healthcare payer organizations. This is difficult to determine at this time. We commercially released our maxMC medical management software in 1997 and acquired the DSSeries and Managing for Tomorrow predictive modeling and interventional disease management products and services in the fourth quarter of 2000. Our solutions currently have limited market acceptance with only 28 payer customers currently using them. Our maxMC medical management software product has achieved a modest degree of market acceptance as we have implemented or are in the process of implementing it at 13 client sites. Realizing market acceptance for our disease management solutions will require ongoing enhancement of their features and functionalities, and improved sales and marketing efforts. If we do not gain significant market share for all of our population health management solutions before our competitors introduce alternative products with features similar to ours, our operating results will suffer. Operating results will also suffer if our pricing strategies are not economically viable or acceptable to our customers.

The Healthcare Industry May Not Accept Our Population Health Management Solutions.

      To be successful, we must attract as customers a significant number of healthcare payer organizations, and continue to attract hospitals and healthcare delivery organizations. We cannot determine the extent to which the payer market will accept either our disease management or medical management solutions as substitutes for traditional methods of intervening with members with chronic health conditions or processing healthcare information and managing patient care. To date, many healthcare industry participants have been slow to adopt new disease management methodologies and medical management technology solutions. We believe that the complex nature of healthcare processes and communications among healthcare industry participants, as well as concerns about confidentiality of patient information, may hinder the development and acceptance of our population health management solutions.

      In addition, customers that are already engaged in disease management programs or have implemented information systems in which they have made significant commitments may refuse to adopt our solutions if they perceive that our solutions will not complement their existing investments. As a result, the conversion from traditional methods of disease management and communication to electronic information exchange may not occur as rapidly as we expect it will. Even if these conversions do occur as rapidly as expected, payers and providers may use solutions, products and services offered by others.

Because We Offer a Limited Number of Products and Operate Exclusively in the Population Health Management Solutions Market, We Are Particularly Susceptible to Competition, Product Obsolescence and Market Downturns.

      We depend on a limited number of products and we operate exclusively in the disease management and medical management solutions markets. Prior to our acquisitions of predictive modeling and interventional disease management products, we derived substantially all of our revenue from the sale and associated support of Maxsys II (and its predecessor Maxsys I), a medical management software solution marketed to hospitals and healthcare delivery organizations. We anticipate that we will continue to generate revenue from the continued sales and support of that solution, in addition to our maxMC and e-maxMC solutions, However, we believe that for the foreseeable future increasingly more of our revenue will be attributable to the sales and support of our DSSeries and Managing for Tomorrow disease management solutions marketed to health plans, employer groups and other payers. Dependence on this limited product line makes us particularly susceptible to the successful introduction of, or changes in market preferences for, competing products. In addition, operating exclusively in the market for population management solutions make us particularly susceptible to downturns in that market that may be unrelated to the quality or competitiveness of our solutions.

If We Do Not Hire and Retain Additional Sales, Marketing and Implementation Personnel We May Not Succeed in Implementing Our Growth Strategy and Achieving Our Target Revenue Growth.

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

Our Future Success Depends in Significant Part Upon the Continued Service of Our Management Team.

      We have recently experienced significant changes in our senior management, which may be disruptive to our business and may result in the departure of employees and/or customers. Our management team has a great deal of experience in the software, medical management software and healthcare information technology industries in general and in the market for population health management solutions, in particular. While management is relatively inexperienced in the disease management industry, which is a relatively new market, they are uniquely qualified to manage our business and would be difficult to replace. These employees may voluntarily terminate their employment with us at any time. The search for a replacement for any of our key personnel could be time consuming, and could distract our management team from the day-to-day operations of our business. This could delay the implementation of our growth strategy and negatively impact our ability to achieve targeted revenue growth. In addition, we do not maintain key person life insurance on our key personnel.

      We do not believe that the departure of Eugene Cattarina, our President and Chief Executive Officer, will have a material adverse effect on our business and results of operations. Our current President and Chief Executive Officer, Eugene Miller, assumed these positions on January 2, 2002.

The Length and Complexity of Our Sales Cycle and Product Implementation Period May Cause Us to Expend Substantial Time, Effort and Funds Without Receiving Related Revenue.

      We do not control many of the factors that influence our customers’ buying decisions and the implementation of our population health management solutions. The sales and implementation process for our solutions is lengthy, particularly for our medical management software products, and involves a significant technical evaluation and requires our customers to commit considerable time and money. The sale and implementation of our solutions are subject to delays due to healthcare payers’ and providers’ internal budgets and procedures for approving large capital expenditures and deploying new technologies and methodologies within their organizations. The sales cycle for our solutions is unpredictable and has generally ranged from six to twenty-four months from initial contact to contract signing. The time it takes to implement our medical management software solutions is also difficult to predict and has typically ranged from six to fifteen months from contract execution to the commencement of live operation. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating the contract and implementing the solution without receiving any related revenue.

Our Disease Management Solutions Depend on Accurate Member Data Provided by the Client, Which Must be Received on a Timely Basis in Order for Us to Fulfill Our Obligations.

      Landacorp’s disease management solutions rely on claims data such as medical claims, prescription data, membership, UR data and lab data for the client to identify and target for intervention members at risk. The inability of a customer to provide this information on a timely basis or the delivery of inaccurate or incorrect data could have an impact on our ability to fulfill customer obligations and, therefore, achieve revenue expectations from particular contracts.

Our Managing for Tomorrow Disease Management Programs Rely on Complex, Proprietary Technology, the Malfunctioning of Which Could Delay or Impede the Realization of Revenue.

      Our Managing for Tomorrow programs rely on the engagement in the program of members targeted by a health plan or other payer organization. In order to fulfill our customer obligations, we rely on an automated system that uses sophisticated technologies and data management processes to contact, profile, stratify and intervene with these members with customized self-management materials. Additionally, this system automates workflow, and monitors and reports on results of the program. Any malfunctions, system downtime or software errors could impede our ability to realize anticipated revenue or lead to an increase in our costs.

Our Medical Management Solutions are Complex and May Contain Undetected Software Errors, Which Could Lead to an Increase in Our Costs or a Reduction in Our Revenues.

      Complex software products such as our medical management solutions frequently contain undetected errors when first introduced or as new versions are released. We have, from time to time, found errors in our software products, and in the future we may find further errors. In addition, we combine our solutions with software and hardware products from other vendors. As a result, we may experience difficulty in identifying the source of an error. The occurrence of hardware and software errors, whether caused by our solutions or another vendor’s products, could:

•	impair market acceptance of our products;

•	cause sales of our solutions to decrease and our revenues to decline;

•	cause us to incur significant warranty and repair costs;

•	divert the attention of our technical personnel away from product development efforts; and

•	cause significant customer relations problems.

Because Our Population Health Management Solutions Rely on Technology That We Own, Our Business Will Suffer if We Fail to Protect Our Intellectual Property Rights to That Technology Against Infringement by Competitors.

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

Efforts to Protect Our Intellectual Property or Our Alleged Misuse of the Intellectual Property of Others May Cause Us to Become Involved in Costly and Lengthy Litigation.

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

We Face Significant Competition From, Among Others, Disease Management Vendors, Medical Management Software Vendors, Internet Companies and Consulting Groups Focused on the Healthcare Industry.

      We face intense market competition for our population health management solutions. Many of our competitors have greater financial, technical, product development, marketing and other resources than we have. Because these organizations may be better known and have more customers than us, we may not compete successfully against them. The principal companies we compete against in the disease management market include American Healthways, CorSolutions, Lifemasters and Matria Healthcare. Our principal competitors in the medical management software payer market include HPR (a subsidiary of McKesson HBOC), MEDecision, and others. In the healthcare delivery segment of the medical management software market, we compete against MIDS (a division of Affiliated Computer Systems, Inc.), SoftMed Systems and others. We expect that competition will continue to increase as a result of consolidation in the Internet, information technology and healthcare industries.

Rapidly Changing Technology May Impair Our Ability to Develop and Market Our Population Health Management Solutions.

      Because our business relies on technology, it is susceptible to:

•	rapid technological change;

•	changing customer needs;

•	frequent new product introductions; and

•	evolving industry standards.

      In particular, the Internet is evolving rapidly and the technology used in Internet related products changes rapidly. As the Internet, computer and software industries continue to experience rapid technological change, we must quickly modify our solutions to adapt to such changes. The demands of operating in such an environment may delay or prevent our development and introduction of new solutions and additional functions for our existing solutions that must continue to meet changing market demands and keep pace with evolving industry standards. Moreover, competitors may develop products superior to our solutions, which could make our products obsolete.

Our Customers May Encounter System Delays, Failures or Loss of Data When Using Our Internet-Based Medical Management Solution and Internet Capabilities of Our Disease Management Products and Services as a Result of Disruptions or Other Problems With Internet Services and Internet Access Provided by Third Parties.

      System delays, failures or loss of data experienced by our customers could harm our business. The success of our Internet-based medical management solutions and disease management capabilities depend on the efficient operation of Internet connections among our payer customers and their members and associated providers, and with Landacorp. These connections, in turn, depend on the efficient operation of Internet service providers, Internet connections and Web browsers. In the past, Internet users have occasionally experienced difficulties with Internet connections and services due to system failures. Any disruption in Internet access provided by third parties could delay or disrupt the performance of our Internet-based solutions, and consequently, make them less acceptable to payers. Furthermore, we will depend on our customers’ hardware suppliers for prompt delivery, installation and service of the equipment that runs our applications.

Security Breaches and Security Concerns About Internet Transmissions May Cause Customers to Refuse to Purchase or Discontinue the Use of Our Population Health Management Solutions.

      Our customers will retain confidential customer and patient information using our solutions. An experienced computer user who is able to access our customers’ computer systems could gain access to confidential patient and company information. Therefore, our products must remain secure and the market must perceive them as secure. The occurrence of security breaches could cause customers to refuse to purchase or discontinue use of our solutions. Protecting against such security breaches or alleviating problems caused by security breaches may require us to expend significant capital and other resources. In addition, upgrading our systems to incorporate more advanced encryption and authentication technology as it becomes available may cause us to spend significant resources and encounter costly delays. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the market for our Internet-based population health management solutions.

We Operate in an Industry Subject to Changing Regulatory Influences, Which Could Limit the Usefulness of Our Solutions or Require Us to Make Expensive and Time-Consuming Modifications to Our Products.

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

      Existing state and federal laws regulate the confidentiality of healthcare information and the circumstances under which such records may be released. Congress is considering further legislation and the Department of Health and Human Services has proposed regulations that would further regulate the confidentiality of healthcare information. In addition, the Department of Health and Human Services has proposed regulations setting forth security standards for all health plans, clearinghouses and providers to follow with respect to healthcare information that is electronically transmitted, processed or stored. While these laws and regulations may not apply to us directly, our products must comply with existing and future laws and regulations in order to achieve market acceptance. Such compliance may be difficult and expensive or even impossible to achieve. These laws or regulations could restrict the ability of our customers to obtain, use or disseminate patient information, which in turn could limit the usefulness of our medical management solutions causing a decrease in our sales.

      Because of the Internet’s popularity and increasing use, new laws and regulations with respect to the Internet are becoming prevalent. Such new laws and regulations could limit the effectiveness and market acceptance of our Internet-based solutions or could cause us to have to modify our solutions, which could be expensive and time consuming.

Our Population Health Management Solutions Will Have to Contain HIPAA-Compliant Features and Functionality to Remain Marketable.

      These new regulations are proposed and may be modified prior to becoming final. Our products may require modification in the future. Any such modification could be expensive, could divert resources away from other product development efforts or could delay future releases or product enhancements. If we fail to offer solutions that permit our customers to comply with applicable laws and regulations our business will suffer.

Consolidation in the Healthcare Industry Could Lead to Large Integrated Healthcare Delivery Systems Who May Use Their Enhanced Market Power to Force Price Reductions for Our Population Health Management Solutions and Related Services.

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

We May Encounter Acquisition-Related Risks Such as Becoming Responsible for Unexpected Liabilities of Acquired Businesses and Difficulties Integrating Employees and Operations of Acquired Businesses.

      We expect to review opportunities to acquire other businesses or technologies. In connection with acquisitions, we could:

•	issue stock that would dilute our stockholders’ percentage ownership;

•	incur debt; or

•	assume liabilities.

      Acquisitions could involve numerous risks, including:

•	problems integrating the purchased operations, technologies or products;

•	unanticipated costs or unexpected liabilities;

•	diversion of our management’s attention from our core business;

•	interference with existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

      We may not be able to successfully integrate any businesses, products, technologies or personnel that we might purchase in the future.

Our Principal Stockholders Have Significant Voting Power, Which May Limit Our Stockholder’s Ability to Influence the Outcome of Director Elections and Other Stockholder Matters.

      Our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 60% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us.

If We do Not Meet Our Future Capital Requirements, We May Be Unable to Develop or Enhance Our Population Health Management Solutions, Take Advantage of Future Opportunities or Respond to Competitive Pressures or Unanticipated Events.

      We believe that the net proceeds of our initial public offering, together with our existing cash balances, credit facilities and expected cash flow from operations, will allow us to meet our capital requirements for the next 12 months. However, we may need or want to seek additional capital prior to that time. Such capital may not be available to us on favorable terms, or at all. Further, if we raise capital by issuing new equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise capital on acceptable terms, we may not have the resources to develop new products or enhance existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated events.

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

There May Not be an Active, Liquid Trading Market For Our Common Stock.

      There is no guarantee that an active trading market for our Common Stock will be maintained on the NASDAQ National Market. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active. If we fail to comply with the continued listing requirements of the NASDAQ National Market, including the minimum bid price per share requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

Sales of Large Numbers of Shares of Our Common Stock Could Cause Our Stock Price to Decline.

      The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. All of the shares sold in our initial public offering are now freely transferable without restriction or further registration under the Securities Act, except for any shares purchased by our affiliates, as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are restricted securities as defined in Rule 144. These shares may be sold in the future without registration under the Securities Act, to the extent permitted by Rule 144 or other exemptions under the Securities Act. On November 30, 2000, we issued an aggregate 2,740,000 additional restricted shares of common stock to former shareholders of PatientCentrix. In addition we assumed options to purchase 492,502 shares of our common stock to former shareholders and option holders of PatientCentrix.

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

Item 8.     Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Landacorp, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Landacorp, Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Atlanta, Georgia

February 7, 2002

LANDACORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$21,752	$12,274
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	5,316	3,488
Other current assets	781	731

Total current assets	27,849	16,493
Property and equipment, net	2,626	2,309
Capitalized software, net	136	48
Intangible assets, net	15,210	12,700

Total Assets	$45,821	$31,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,413	$403
Accrued expenses	4,273	3,692
Restructuring Accrual	—	368
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	4,168	6,169
Current portion of capital lease obligations	77	78

Total current liabilities	9,931	10,710
Capital lease obligations, net of current portion	229	152

Total liabilities	10,160	10,862

Commitments
Stockholders’ equity:
Common Stock, $0.001 par value, 50,000,000 shares authorized; 14,917,000 and 15,675,000 shares issued and outstanding	15	16
Additional paid-in capital	57,815	58,321
Common Stock to be issued	516	—
Notes receivable from officers	(187)	(169)
Unearned stock-based compensation	(2,324)	(460)
Accumulated deficit	(20,174)	(37,020)

Total stockholders’ equity	35,661	20,688

Total liabilities and stockholders equity	$45,821	$31,550

The accompanying notes are an integral part of these financial statements.

LANDACORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Revenues:
Program Revenue and Maintenance Fees	$2,059	$4,017	$12,373
System Sales and Consulting Fees	7,251	9,334	3,414

Total revenues	9,310	13,351	15,787

Cost of revenues:
Program Revenue and Maintenance Fees	$594	$784	$6,521
System Sales and Consulting Fees	3,071	4,571	2,837

Total cost of revenues	3,665	5,355	9,358

Gross profit	5,645	7,996	6,429

Operating expenses:
Sales and marketing	3,222	5,903	5,665
Research and development	1,733	4,214	6,361
General and administrative	3,175	5,516	7,862
Amortization of intangible assets	—	631	2,033
Restructuring and acquisition related charge	—	—	1,301
Impairment of intangible assets	—	—	704

Total operating expenses	8,130	16,264	23,926

Loss from operations	(2,485)	(8,268)	(17,497)
Interest and other income, net	103	1,765	677
Interest expense	(17)	(54)	(26)

Net Loss before Income Taxes	(2,399)	(6,557)	(16,846)
Provision for Income Taxes	—	—	—

Net loss	(2,399)	(6,557)	(16,846)

Net loss per share:
Basic and diluted	(1.86)	(0.57)	(1.12)

Weighted average shares-basic and diluted	1,290	11,605	14,986

The accompanying notes are an integral part of these financial statements.

LANDACORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Common	Notes	Unearned		Total
					Paid-in	Stock to	Receivable	Stock-Based	Accumulated	Stockholders’
	Shares	Amt.	Shares	Amt.	Capital	Be Issued	From Officers	Compensation	Deficit	Equity (Deficit)

Balance at December 31, 1998	6,800	$7	1,028	$1	$15,102	$—	$—	$(2,993)	$(11,218)	$899
Issuance of Common Stock	—	—	10	—	56	—	—	—	—	56
Common Stock issued for notes receivable from officers	—	—	1,572	2	187	—	(189)	—	—	—
Unearned stock- based compensation	—	—	—	—	1,610	—	—	(1,610)	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	1,958	—	1,958
Net loss	—	—	—	—	—	—	—	—	(2,399)	(2,399)

Balance at December 31, 1999	6,800	7	2,610	3	16,955	—	(189)	(2,645)	(13,617)	514
Issuance of Common Stock in connection with the Company’s initial public offering	—	—	3,875	4	34,994	—	—	—	—	34,998
Conversion of preferred stock to common stock	(6,800)	(7)	6,800	7	—	—	—	—	—	—
Cashless exercise of warrants	—	—	308	—	—	—	—	—	—	—
Payment on notes receivable from officers	—	—	—	—	—	—	2	—	—	2
Exercise of stock options	—	—	157	—	260	—	—	—	—	260
Common stock issued in connection with acquisitions	—	—	1,157	1	2,055	516	—	—	—	2,572
Assumption of stock options in connection with acquisition	—	—	—	—	2,970	—	—	(961)	—	2,009
Issuance of Common Stock under stock purchase plan	—	—	10	—	21	—	—	—	—	21
Unearned stock- based compensation net of terminations	—	—	—	—	560	—	—	(560)	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	1,842	—	1,842
Net loss	—	—	—	—	—	—	—	—	(6,557)	(6,557)

Balances at December 31, 2000	—	—	14,917	15	57,815	516	(187)	(2,324)	(20,174)	35,661
Payment on notes receivable from officers	—	—	—	—	(4)	—	18	—	—	14
Issuance of Common Stock in connection with acquisitions	—	—	250	—	516	(516)	—	—	—	—
Issuance of Common Stock under stock purchase plan	—	—	33	—	20	—	—	—	—	20
Exercise of stock options	—	—	515	1	185	—	—	—	—	186
Unearned stock- based compensation net of terminations	—	—	(40)	—	(479)	—	—	718	—	239
Stock-based compensation	—	—	—	—	268	—	—	—	—	268
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	1,146	—	1,146
Net loss	—	—	—	—	—	—	—	—	(16,846)	(16,846)

Balances at December 31, 2001	—	$—	15,675	$16	$58,321	$—	$(169)	$(460)	$(37,020)	$20,688

The accompanying notes are an integral part of these financial statements

LANDACORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(2,399)	$(6,557)	$(16,846)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	395	1,376	3,460
Provision for doubtful accounts	(4)	371	389
Amortization of unearned stock-based compensation	1,958	1,842	1,385
Impairment of intangible assets	—	—	704
Loss on sale of property and equipment	—	—	196
Stock-based compensation	—	—	268
Stock issued at discount for services rendered	48	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts, net	(435)	(2,177)	1,439
Other assets	14	774	50
Deferred offering costs	(595)	595	—
Accounts payable	338	(772)	(1,010)
Accrued expenses	971	(592)	(440)
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	181	5	2,001

Net cash provided by (used in) operating activities	472	(5,135)	(8,404)

Cash Flows From Investing Activities:
Payments for acquisitions, net of cash acquired	—	(8,263)	—
Purchases of property and equipment	(785)	(1,052)	(1,111)
Proceeds from sale of property and equipment	—	—	4
Capitalized software development costs	(77)	(129)	(111)

Net cash used in investing activities	(862)	(9,444)	(1,218)

Cash Flows From Financing Activities:
Proceeds from long-term debt and capital leases	270	105	—
Payments on long-term debt and capital leases	(36)	(939)	(76)
Proceeds from Common Stock issuances	8	35,279	206
Collection on note receivable from officers	—	2	14

Net cash provided by financing activities	242	34,447	144

Increase (decrease) in cash and cash equivalents	(148)	19,868	(9,478)
Cash and cash equivalents, beginning of period	2,032	1,884	21,752

Cash and cash equivalents, end of period	$1,884	$21,752	$12,274

Supplemental Cash Flow Information:
Cash paid for interest	$14	$57	$21

Supplemental Non-Cash Financing Activities:
Common Stock issued for notes receivable from officers	$189	$—	$—

Assets acquired under capital leases	$207	$—	$—

Details of acquisitions:
Fair value of assets		$19,905
Liabilities		(7,008)
Common Stock issued and options assumed		(4,581)

Cash paid		8,316
Less: cash acquired		(53)
Net cash paid for acquisition		$8,263

The accompanying notes are an integral part of these financial statements.

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company

      Landacorp, Inc. was established in 1982 and, along with its subsidiaries (collectively referred to herein as the “Company”), provides technology-driven population health management solutions to healthcare payer and delivery organizations that include predictive modeling and interventional disease management programs, and Internet- and Windows®-based medical management software. These solutions are designed to help our customers control and avoid cost, while improving outcomes. The Company maintains offices in Atlanta, Georgia, Chico, California, Raleigh, North Carolina, and Montclair, New Jersey and derives substantially all of its revenues from customers in the United States.

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

     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, useful lives of intangible assets, revenue recognition and restructuring charges. Actual results could differ from those estimates.

     Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds.

     Reclassifications

      Prior year financial results have been reclassified to conform to current year presentations.

     Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset, generally three to seven years, or the lease term, if shorter. Depreciable lives are as follows:

Furniture and fixtures	7 years
Computer equipment	3-5 years
Leasehold improvements	shorter of 5 years, or over the lease term

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and betterments are capitalized, while expenditures for maintenance and repairs are charged against earnings as incurred.

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

     Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the book value of an asset may not be recoverable. An impairment loss is recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

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

     Revenue Recognition

      The Company derives revenue primarily from (i) the licensing and implementation of medical management software systems, (ii) the delivery of post-contract customer support, training and consulting services, and (iii) the delivery of care analytics solutions and program management services. In accordance with Staff Accounting Bulletin (“SAB”) 101, the Company recognizes revenue when all of the following criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or the services are rendered, 3) the price is fixed and determinable and, 4) collectibility is reasonably assured.

      The Company accounts for their multiple element software systems contracts in accordance with the provision of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2. As the Company provides significant production, modification and/or customization of the software installed, system sales revenues, including training and consulting services essential to the software system, and the associated costs are recognized using the percentage-of-completion method, using labor hours incurred relative to total estimated contract hours as the measure of progress towards completion. Costs and estimated earnings in excess of billings represent revenues that the Company has earned in accordance with its accounting policies but that are not yet billable

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the terms of the contracts as of the date of the balance sheet. These balances are generally billable within twelve months. When the current estimates of total contract revenue and contract cost indicate a loss, the Company records a provision for the estimated loss on the contract. Sales of software products of other vendors are recognized upon installation.

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

      The Company delivers its care analytics solutions through a subscription-based fee structure that provides for implementation services at a fixed hourly rate and a subsequent monthly subscription fee based upon the number of members maintained by the payer organization. The fair value of the implementation service revenue is recognized as the services are performed and the subscription fee is recognized on monthly basis at the subscription rate. The Company delivers health management program services through a per participant annual enrollment fee. Payment is generally received at the beginning of the enrollment period. Revenue is recognized on an effort-based measure over the enrollment period as the services are provided and the obligations to the participants are fulfilled.

     Concentration of Credit Risk

      Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We maintain substantially all cash and cash equivalent balances with one major financial institution located in the United States and have not experienced any losses on these deposits. Our revenues are derived from software licensing and service transactions with customers in the United States. We perform ongoing credit evaluations of our customers, and we generally do not require collateral of our customers and we maintain an allowance for probable credit losses based upon our historical experience.

      At December 31, 2000, two customers accounted for 17% and 27% of gross accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, respectively. At December 31, 2001, two customers accounted for 22% and 23% of gross accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, respectively.

      During the year ended December 31, 1999, two customers accounted for 19% and 14% of total revenues, respectively. During the year ended December 31, 2000, one customer accounted for 29% of total revenues. During the year ended December 31, 2001, two customers accounted for 11% and 28% of total revenues, respectively.

     Software Development Costs

      In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” the Company capitalizes certain software development costs from the date the technological feasibility of the product is established, using the working model approach, through the date the product is available for general release to customers. Research and development costs incurred prior to the establishment of technological feasibility of our software products are expensed as incurred. Capitalized costs are amortized on a product-by-product basis, based on the greater amount computed by using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) straight-line amortization over the estimated product life. Net realizable value is determined based upon the estimated future gross revenues from each

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product reduced by the estimated future costs of completing and disposing of that product. No write-downs of software development costs occurred during the years ended December 31, 1999, 2000 and 2001.

     Stock-Based Compensation

      The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as unearned compensation. Unearned compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as it relates to stock options granted to employees, which requires pro forma net losses be disclosed based on the fair value of the options granted at the date of the grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

     Advertising Expense

      Advertising costs are expensed as incurred and totaled $115,000, $498,000 and $417,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

     Income Taxes

      Income taxes are accounted for using an asset and liability method, as prescribed by SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. We provide a valuation allowance for deferred tax assets when we believe it is more likely than not that we will not realize all or a portion of the assets.

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

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The approximate potential common shares excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Year Ended December 31,

	1999	2000	2001

Preferred Stock	6,800,000	—	—
Common Stock subject to repurchase	700,000	927,000	173,000
Common Stock options	911,000	4,133,000	3,682,000
Common Stock warrants	350,000	—	—

	8,761,000	5,060,000	3,855,000

     Fair Value of Financial Information

      The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations, are carried at cost, which approximates fair value due to the short maturity of these instruments.

     Segment Information

      The Company identifies its operating segments based on business activities, management responsibility and geographical location, and reports one measure of profitability to the chief operating decision maker. During each of the three years ended December 31, 2001, the Company operated in a single business segment.

     Comprehensive Income

      Comprehensive income, as defined by SFAS No. 130, “Reporting Comprehensive Income”, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions other than its reported net losses, that are required to be reported in comprehensive income.

     Recent Accounting Pronouncements

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, as amended by SAB No. 101A and SAB No. 101B. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Additionally, the SEC recently issued a Frequently Asked Questions memorandum providing further guidance on SAB No. 101. We adopted SAB No. 101, as amended, during 2000. The adoption had no material impact on our financial position or results of operations.

      In June 2001, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the “Standards”. SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      The Company will adopt the provisions of SFAS 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, the Company expects to reclassify $710,000 of its intangible assets to goodwill. The Company expects that it will no longer record approximately $650,000 million of amortization per year relating to its existing goodwill and indefinite-lived intangibles, as adjusted for the reclassifications just mentioned.

      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The Company has not yet determined what effect these impairment tests will have on the Company’s earnings and financial position.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined the effects that SFAS No. 143 will have on our financial position, results of operations or cash flows but we do not anticipate any material adverse impact.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transactions reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 effective as of January 1, 2002. We have not yet determined the effects that SFAS No. 144 will have on our financial position, results of operations or cash flows but we do not anticipate any material adverse impact.

3.     Restructuring, Acquisition-Related, and Impairment of Asset Charges

      In May 2001, the Company announced a reduction in work force representing approximately 16%, or 40 employees of the Company’s total work force. Also in May 2001, the Company announced its plan to cease operations of its Portland, Oregon-based Interactive Media Group (IMG). On August 8, 2001, the Company announced an additional reduction in work force of approximately 18%, or 36 employees. Restructuring and acquisition related charges consist of $1,301,000 relating to severance costs, the closing of the IMG operations and additional lease obligations related to unoccupied office space that the Company had committed to, as

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

well as a charge of $268,000 related to re-pricing of stock options granted in connection with the acquisition of PatientCentrix. In 2001, the Company recorded an impairment charge of $704,000 on the intangible assets related to IMG.

      Following is a detail of the amounts included in restructuring and acquisition-related charge:

Disposal of fixed assets	$173,000
Facility/rental obligations	405,000
Severance and workforce reduction	455,000
Acquisition-related	268,000

Total	1,301,000

      The following is a rollforward of the restructuring accrual:

Balance 1/1/2001	$0
Additions:
Facility/rental obligations	405,000
Severance	455,000
Reductions:
Facility/rental payments	(87,000)
Severance payments	(405,000)

Balance, 12/31/01	$368,000

4.     Initial Public Offering

      On February 14, 2000, the Company completed its initial public offering of 3,500,000 shares of common stock. In addition, 525,000 shares (375,000 shares sold by the Company and 150,000 shares sold by existing shareholders) were sold pursuant to the exercise of the underwriters’ over-allotment option. Net proceeds to the Company were approximately $35 million, net of commissions and offering related expenses of approximately $3.8 million.

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

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Balance Sheet Components

      The components of certain balance sheet captions are as follows (in thousands):

	December 31,
			Useful
	2000	2001	Life

Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net:
Accounts receivable	$4,551	3,367
Costs and estimated earnings in excess of billings on uncompleted contracts	1,319	356
Less: Allowance for doubtful accounts	(480)	(235)
Less: Allowance for contract losses	(74)	—

	5,316	3,488
Property and equipment, net:
Computer equipment	3,011	4,517	3
Furniture and fixtures	863	941	7
Leasehold improvements	254	216	5

	4,128	5,674
Less: accumulated depreciation	(1,502)	(3,365)

	2,626	2,309
Intangible assets, net:
Goodwill	8,456	7,797	15
Existing technology	5,365	5,200	5
Customer base	1,150	1,150	5
Assembled workforce	870	710	5

	15,841	14,857
Less: accumulated amortization	(631)	(2,157)
	15,210	12,700
Deferred revenue and billings in excess of costs and estimated earnings on completed contracts:
Billings in excess of costs and estimated earnings on uncompleted contracts	1,966	4,092
Deferred support revenue	1,887	2,077
Other deferred revenue	315	—

	4,168	6,169

      Property and equipment includes $337,000 and $421,000 of assets under capital leases at December 31, 2000 and 2001, respectively. Accumulated amortization of assets under capital leases totaled $54,000 and $201,000 at December 31, 2000 and 2001, respectively. Depreciation and amortization expense related to property and equipment totaled $287,000, $571,000 and $1,228,000 for the periods ended December 31, 1999, 2000, and 2001, respectively. Amortization of capitalized software totaled $108,000, $141,000 and $199,000 for the periods ended December 31, 1999, 2000, and 2001, respectively.

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Related Party Transactions

      At December 31, 1999, 2000 and 2001, the Company held full recourse notes receivable from officers related to their purchases of Common Stock in the amount of $189,000, $187,000 and $169,000, respectively. These amounts are included in Stockholders’ Equity. The notes accrue interest at 6% per annum, are collateralized by all shares of the Company’s Common Stock purchased by these individuals and are due and payable in 2006 or immediately in the event of termination. Under the terms of the stock purchase agreements, the Company has the right to repurchase the unvested shares of Common Stock at the original issue price in the event the officers cease to be employees of the Company. The repurchase rights lapse ratably through 2003. At December 31, 1999, 2000 and 2001, approximately 973,000, 580,000 and 153,000 shares of Common Stock were subject to repurchase rights.

7.	Income Taxes

      No provision or benefit for federal or state income taxes has been recorded for the years ended December 31, 1999, 2000 and 2001, as the Company has incurred net operating losses and has no carryback potential.

      At December 31, 2001, the Company had net operating loss carryforwards of approximately $25,369,000 available to reduce future taxable income. These losses expire at various times beginning in 2002. As a result of substantial changes in the Company’s stock ownership, an ownership change within the meaning of Internal Revenue Code Section 382 occurred in February 1998 which resulted in a limitation on the amount of net operating loss carryforwards that can be used in future years. The amount of the limitation has not yet been calculated. As a result of substantial changes in the Company’s stock ownership subsequent to February 1998, a second ownership change may have occurred during 2001 which would result in a further limitation on the amount of net operating loss carryforwards that can be used in future years. The amount of this limitation, if any, has not yet been calculated.

      Deferred tax assets and liabilities are composed of the following:

	December 31,

	2000	2001

Deferred tax assets:
Net operating loss carryforward	4,014	9,719
Depreciation and amortization	126	672
Research and development credits	315	560
Allowance for doubtful accounts	166	114
Method of accounting change	292	194
Accrued liabilities	265	349

Gross deferred tax assets	5,178	11,608
Less: Valuation allowance	(3,370)	(10,162)

Net deferred tax assets	1,808	1,446
Deferred tax liabilities:
Amortization of intangibles	1,808	1,446

Net deferred taxes	0	0

      Based on a number of factors, including the lack of a history of profits and net operating loss carryforward limitations due to changes in ownership, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a valuation allowance has been provided.

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments

Lease Commitments

      The Company leases its facilities and certain furniture and equipment under non-cancelable operating and capital leases which expire at various times through 2008. Future minimum lease payments at December 31, 2001, are as follows:

	Capital
	Leases

		Operating
		Leases

2002	89,000	897,000
2003	81,000	813,000
2004	68,000	758,000
2005	24,000	693,000
2006	—	565,000
Thereafter	—	125,000

Total minimum lease payments	262,000	3,851,000

Less: amount representing interest, ranging from 6% to 18%	(32,000)

Present value of capital lease payments	230,000
Less: current portion	(78,000)

	152,000

      Rent expense under noncancelable operating leases totaled $160,000, $160,000 and $694,000 for facility related leases and $93,000, $131,000 and $336,000 for equipment related leases for the years ended December 31, 1999, 2000 and 2001, respectively.

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

      In January 2001, the Company amended and restated the LOC Agreement by eliminating the term loan provision and certain covenant requirements. Advances on the LOC Agreement are collateralized by substantially all of the assets of the Company, accrue interest at prime plus 0.5%, and are due January 2002. There are various restrictive covenants under the LOC agreement, which include maintaining minimum levels of quick ratio and meeting certain profitability covenants, as defined in the LOC Agreement. At December 31, 2001, there were no outstanding borrowings under the LOC Agreement. In February of 2002, the Company cancelled the LOC Agreement.

9.	Shareholder Settlement

      In December 1999, an investment Corporation (the Corporation), a shareholder of the Company, alleged that the Company had agreed to merge with the Corporation in a manner that would provide tax benefits to the Corporation. The Company denied the allegation, but in the interest of avoiding professional costs, the Company agreed to pay a portion of the Corporation’s corporate income taxes. The Company recorded $140,000, the settlement plus related professional fees, as a general and administrative expense in December 1999.

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On November 2, 2000 the Company acquired 100% of the outstanding capital stock of PatientCentrix, Inc. (“PatientCentrix”). The majority shareholder of PatientCentrix became an employee and Director of the Company. During 2001, the Company and the majority shareholder entered into a Settlement Agreement and Mutual Release whereby the Company and majority shareholder mutually agreed to terminate the employment relationship and to release each other from any claims arising from or related to the employment relationship. The majority shareholder released the Company from any and all claims that the termination of employment in and of itself violates the Merger Agreement or interferes with or negatively impacts the payment of any Earn Out under the Merger Agreement or achievement of any related milestone event. The agreement requires the Company to make payments to the majority shareholder of approximately $800,000 and to allow the vesting of the majority shareholder’s options and allow the options to be immediately exercisable. The amount related to this accelerated vesting is approximately $277,000. The Settlement and Mutual Release amount of $1,077,000 has been recorded as goodwill.

      Recently, the Company settled a disagreement with former shareholders and option holders of PatientCentrix regarding the amount of the Earn Out payment due under the PatientCentrix merger agreement. We agreed to pay the former shareholders and option holders of PatientCentrix an aggregate $400,000 in respect of the Earn Out payment. This amount has been recorded as an adjustment to goodwill. As further consideration for the release of all disagreements related to the merger and Merger Agreement, we agreed to reduce to $0.39 per share, the exercise price of stock options held by Michael Miele, the major shareholder of PatientCentrix. This amount has been recorded as an acquisition related charge in the amount of $268,000. We also agreed to appoint Mr. Miele to our board of directors until March 2003. Mr. Miele has been appointed to the board and will stand for re-election with our other board members at our 2002 annual meeting of shareholders.

10.	Employee Benefit Plans

      The Company has two stock option plans, the 1995 Incentive Stock Option Plan (1995 Plan) and the 1998 Equity Incentive Plan (1998 Plan), which provide for the granting of stock option awards to service providers of the Company. Under the two plans, options must typically be issued at prices not less than 100 percent of the fair value of the stock on the date of grant and are exercisable for periods not exceeding ten years from the date of grant. All options under the 1995 Plan and all Incentive Stock Options under the 1998 Plan granted to stockholders who own greater than 10 percent of the voting power of all classes of stock of the Company (or any Parent or Subsidiary of the Company) at the time of grant are exercisable for periods not exceeding five years from the date of grant and must typically be issued at prices not less than 110 percent of the fair value at the date of grant. Unless the Compensation Committee of the Board of Directors provides otherwise, options granted under the 1995 Plan vest in 25 percent increments 9, 15, 21 and 27 months after the date of grant. The vesting provisions of individual options granted to employees under the 1998 Plan may vary at the discretion of the Compensation Committee of the Board of Directors.

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the status of the Company’s stock option plans as of and for the years ended December 31, 1999, 2000 and 2001:

	Year Ended December 31,

	1999		2000		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	2,253,947	$0.71	911,115	$1.44	4,133,030	$1.76
Granted above fair value	—	—	417,188	2.34	—	—
Granted at fair value	—	—	1,894,400	3.19	1,234,700	.72
Granted below fair value	310,100	1.52	1,165,346	0.93	—	—
Exercised	(1,572,284)	0.12	(156,674)	1.65	(515,080)	0.36
Forfeited	(9,800)	0.15	(97,845)	4.75	(1,170,335)	1.87
Expired	(70,848)	8.00	(500)	1.90	—	—

Outstanding, end of year	911,115	1.44	4,133,030	1.76	3,682,315	1.44

Options exercisable at end of year	556,722	1.49	1,563,751	1.41	1,578,428	1.76

Weighted-average fair value of options granted below fair value during the period		$5.57		$2.00		—

      As of December 31, 1999, 2000 and 2001, 359,000, 476,000 and 414,000 shares of Common Stock, respectively, were reserved for future issuance upon exercise of stock options under the 1998 plan. In 2001, the Company increased the number of shares of Common Stock available for future issuance to 6,500,000.

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average Price	Number of	Average Price
	Shares	Contractual	of Shares	Shares	of Shares
	Outstanding	Life in Years	Outstanding	Exercisable	Exercisable

$0.12 – $1.00	1,480,152	9.5	0.72	292,850	$0.74
1.05 – 1.99	1,366,363	8.2	1.56	863,057	1.59
2.06 – 3.19	835,800	9.0	2.54	422,521	2.82

	3,682,315			1,578,428

      The weighted average remaining contractual life of the number of shares exercisable at December 31, 2001 was 8.24 years.

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosures

      The Company calculated the fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	1999	2000	2001

Risk-free interest rate	6.1%	5.9%	5.7%
Expected lives (in years)	5.0	10.0	10.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.1%	100%	100%

      Had compensation cost for the Company’s stock-based compensation plans been determined based on the minimum value method prescribed by SFAS No. 123, the Company’s net pro forma loss would have been as follows:

	Year Ended December 31,

	1999	2000	2001

Net loss:
As reported	$(2,399,000)	$(6,557,000)	$(16,846,000)
Pro forma	$(2,478,000)	$(7,305,000)	$(17,596,000)
Basic and diluted net loss per share:
As reported	$(1.86)	$(0.57)	$(1.12)
Pro forma	$(1.92)	$(0.63)	$(1.17)

      The pro forma expense for 1999 was calculated based upon conditions present for a private company and the expense calculated for 2000 and 2001 was based upon conditions present for a public company.

Stock-Based Compensation

      In connection with certain stock option grants and common stock issuances during the two years ended December 31, 1999 and 2000, the Company recognized unearned compensation totaling $1,610,000 and $1,521,000, net of $112,000 related to terminated employees, respectively, which is being amortized over the vesting periods or as the Company’s repurchase rights lapse, as applicable, using the multiple option approach prescribed by FASB Interpretation No. 44. In 2001, the company reduced existing unearned compensation by $718,000 related to terminations of employees. The company recorded stock compensation expense of $87,000 in 2001 for the modification of a fixed stock option grant.

      Stock-based Compensation expense recognized during the years ended December 31, 1999, 2000 and 2001, totaled $1,958,000, $1,842,000 and $1,467,000, respectively, and has been allocated to operating expenses as follows:

	1999	2000	2001

Cost of system sales revenue	$190,000	$142,000	$86,000
Cost of support sales revenue	14,000	6,000	9,000
Sales and marketing expense	419,000	448,000	190,000
Research and development expense	164,000	230,000	92,000
General and administrative expense	1,171,000	1,016,000	822,000
Restructuring and Acquisition-related charge	—	—	268,000

Total stock-based compensation	$1,958,000	$1,842,000	$1,467,000

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additionally, compensation expense of $48,000 was recorded during 1999 for stock sold at a discount to a third party consultant for services provided, and is included in general and administrative expense.

401(k) Profit Sharing Plan

      All full-time employees who are at least 21 years old and have completed 90 days of service are eligible to participate in the Company’s 401(k) Profit Sharing Plan. Participants may elect to contribute up to 15% of their taxable compensation or of the statutorily prescribed limit, whichever is lower, to the Plan. The Company contributes matching funds of up to 25% of employee contributions, subject to a cap of $900 per employee. The Company’s contributions totaled $32,000, $46,000 and $80,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

     Stock Purchase Plan

      The Company has an employee stock purchase plan (ESPP) under which eligible employees may purchase common stock through payroll deductions of up to 15% of the participants’ compensation. The price per share is the lower of 85% of the market price at the beginning or end of the offering period. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year, except for the first offering period which commenced on February 15, 2000, the first trading date after the Company’s initial public offering and ended on May 14, 2000. The plan provides for purchases by employees of up to an aggregate of 560,000 shares through 2009. During the year ended December 31, 2000, 9,578 shares were purchased by employees under the ESPP. During the year ended December 31, 2001, 32,633 shares were purchased by employees under the ESPP.

11.     Business Acquisitions

      The Company acquired three companies in 2000; these acquisitions have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The results of each operation have been included in the consolidated financial results of the Company from the date of acquisition. Portions of the purchase prices, including intangible assets, were valued by independent appraisers utilizing proven valuation procedures and techniques. The acquired intangible assets will be amortized over their estimated useful lives of two to fifteen years.

      Interactive Healthcare Division (IHD) of High Technology Solutions, Inc. (HTS): On January 31, 2000, the Company acquired the net assets of Interactive Healthcare Division (IHD) of High Technology Solutions, Inc. (HTS). Of the total purchase price of $1,268,000, the Company assumed liabilities of $18,000 and paid $250,000 in cash at closing, and the remaining balance was paid in April 2000. Approximately $1,205,000 has been allocated to intangible assets, including existing technology ($165,000), assembled workforce ($160,000), and goodwill ($880,000). On May 9, 2001 the Company announced an impairment charge in the amount of $704,000 in the first quarter 2001 on intangible assets acquired in connection with the acquisition of IMG. In May 2001, management determined that the operations of IMG should be ceased due to the slowdown in the web design and consulting industry. The IMG operations were shut down on July 9, 2001.

      PMX Holdings, Inc.: On October 27, 2000, the Company acquired the net assets of PMX Holdings, Inc. (“ProMedex”), which offers electronic medical management solutions to healthcare payers and providers designed to control and avoid cost and improve the quality of healthcare delivery. The total purchase price of $4,632,000, consisted of $585,000 cash, $516,000 of the Company’s common stock (250,000 shares), other acquisition related expenses of approximately $319,000, consisting primarily of payment for legal and financial advisory services and the assumption of net liabilities of $3,212,000. The purchase price was allocated to intangible assets, including existing technology ($1,600,000), customer base ($510,000), assembled workforce ($430,000), and goodwill ($2,092,000).

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      PatientCentrix, Inc.: On November 2, 2000, the Company acquired 100% of the outstanding capital stock of PatientCentrix, Inc. (“PatientCentrix”), which provides systems and services to pharmaceutical and managed healthcare organizations. The total purchase price of $11,188,000 consisted of $5,850,000 cash, $2,056,000 of the Company’s Common Stock (1,157,000 shares), assumed stock options with a fair value of $2,970,000, and other acquisition related expenses of approximately $312,000, consisting primarily of payment for legal and financial advisory services. Of the total purchase price, approximately $191,000 was allocated to the net tangible assets, approximately $961,000 was allocated to unearned compensation related to the Company’s right to repurchase 30% of the shares of the Company’s Common Stock and options to purchase the Company’s Common Stock issued to employees of PatientCentrix pursuant to the purchase agreement in the event of such employee’s termination under certain circumstances, and the remainder was allocated to intangible assets, including existing technology ($3,600,000), customer base ($640,000), assembled workforce ($280,000), and goodwill ($5,516,000).

      The purchase agreement also includes an Earn Out provision, through October 2001, in the amount equal to a percentage of the value of certain qualifying contracts, as defined in the agreement, capped at $6,000,000. As discussed in Note 9, the company reached various settlements with shareholders of PatientCentrix during 2001 affecting this provision. Accordingly, approximately $1,477,000 has been recorded to goodwill as additional purchase price.

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

	Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000	2001	2001	2001	2001

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$2,412	$3,263	$3,968	$3,708	$4,212	$3,730	$3,863	$3,982
Gross profit	1,189	2,054	2,733	2,020	1,574	1,017	1,605	2,233
Total operating expenses	3,508	3,675	3,802	5,279	7,556	6,914	5,128	4,328
Net loss	$(2,056)	$(1,126)	$(530)	$(2,845)	$(5,692)	$(5,723)	$(3,403)	$(2,028)
Net loss per share	(0.26)	(0.09)	(0.04)	(0.18)	(0.39)	(0.38)	(0.23)	(0.12)

      Included in the net loss for the quarter ended March 31, 2001, is a specific bad debt reserve of $704,000 related to one customer that was experiencing financial difficulties.

      Included in the net loss for the quarter ended December 31, 2001 is a bad debt reversal of $300,000 related to the $704,000 specific bad debt reserve recorded in the quarter ended March 31, 2001. Landacorp received a $300,000 settlement payment from the customer that was experiencing financial difficulties. Also included in the net loss for the quarter ended December 31, 2001 is an increase of approximately $300,000 in revenue and a decrease of approximately $300,000 in operating expenses due to changes in estimates and accruals.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10:	Directors and Executive Officers of the Registrant

      See the section entitled “Executive Officers” in Part I, Item 1 of this 10-K report. The remaining information called for by this item is incorporated by reference to “Election of Directors” in the definitive proxy statement relating to the registrant’s 2002 Annual Meeting of Stockholders, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal 2001 all executive officers and directors of the Company complied with all applicable filing requirements, except for directors Thomas Stephenson and Bryan Lang, each of whom failed to timely file a Form 5 for the year 2001, in each case disclosing one and two covered transactions, respectively.

Item 11:	Executive Compensation

      Incorporated by reference to “Board of Directors and Committees,” “Summary Compensation Table,” “Stock Options and Stock Appreciation Rights,” and “Retirement Benefits” in the definitive proxy statement relating to the registrant’s 2002 Annual Meeting of Stockholders.

Item 12:	Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to “Information relating to Directors, Nominees and Executive Officers” in the definitive proxy statement relating to the registrant’s 2002 Annual Meeting of Stockholders.

Item 13:	Certain Relationships and Related Transactions

      Incorporated by reference to “Certain Transactions” in the definitive proxy statement relating to the registrant’s 2002 Annual Meeting of Stockholders.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

      The financial statements are included under Part II Item 8 of this Form 10-K

(2) Financial Statement Schedules

      None

(3) Exhibits:

Exhibit Number		Description of Document

3	.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant
3	.2(5)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant
3	.3(1)	Bylaws of the Registrant
4	.1(1)	Specimen Common Stock Certificate
4	.2(1)	Registration Rights Agreement dated October 29, 1997, as amended
4	.3(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000
10	.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10	.2(1)	1995 Stock Plan and form of agreements thereunder
10	.3(2)	1998 Equity Incentive Plan, as amended
10	.4(1)	1999 Employee Stock Purchase Plan
10	.5(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia, between Landacorp and Unisys Corporation, dated September 1, 1991
10	.6(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999
10	.7(1)	Licensing Agreement by and between Interqual® Incorporated and Landa Management Systems Corporation, dated September 8, 1992.
10	.8(1)	Sublicensor Agreement by and between Interqual® Incorporated and Landa Management Systems, effective April 15, 1994.
10	.9(1)	Distribution Agreement for Interqual® Medical Appropriateness Review Systems, signed on January 1, 1996
10	.10(1)	License Agreement — Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998
10	.11(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000
10	.12(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000
10.13		Settlement Agreement and Mutual Release by and between Landacorp, Inc. and Bryan Lang dated June 20, 2001
10.14		Separation Agreement between Eugene Santa Cattarina and Landacorp, Inc. dated January 15, 2002
10.15		Memorandum of Agreement between Landacorp, Inc. and Marlene McCurdy dated August 6, 2001.
10.16		Settlement Agreement and Mutual Release by and among Landacorp, Inc. and Michael S. Miele dated May 3, 2001.
10.17		Settlement Agreement and Mutual Release by and among Landacorp, Inc., Eugene Santa Cattarina and Michael S. Miele, Christopher C. Synn, James W. Tiepel, Richard Sweeney, Stephen Brooks, Mary Dean, Ian Duncan, Percival Herrero, John Burke, Arthur Robb, Anne Forbes, Virginia O’Shea, Lucia Egoavil, Thomas Sweeney, and Bradley Green dated March 13, 2002.
10.18		Stock Purchase Agreement by and between Landa Management Systems Corporation and Eugene Santa Cattarina dated March 17, 1999.
10.19		Stock Purchase Agreement by and between Landa Management Systems Corporation and Stephen P. Kay dated March 17, 1999.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on March 22, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2000.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001.

14(b) Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia, on March 28, 2002.

LANDACORP, INC. (REGISTRANT)

By:	/s/ EUGENE J. MILLER

Eugene J. Miller
Chief Executive Officer

      Each person whose signature appears below constitutes and appoints Eugene Miller his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Exchange Act, this report has been signed below on March 28, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ EUGENE J. MILLER Eugene J. Miller	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 28, 2002

/s/ MARK RAPOPORT Mark Rapoport	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002

/s/ BRYAN LANG Bryan Lang	Director	March 28, 2002

/s/ EUGENE SANTA CATTARINA Eugene Santa Cattarina	Director	March 28, 2002

/s/ THOMAS F. STEPHENSON Thomas F. Stephenson	Chairman of the Board of Directors	March 28, 2002

/s/ HOWARD E. COX Howard E. Cox	Director	March 28, 2002

/s/ MICHAEL S. MIELE Michael S. Miele	Director	March 28, 2002

/s/ JEROME H. GROSSMAN Jerome H. Grossman	Director	March 28, 2002

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2(5)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Registration Rights Agreement dated October 29, 1997, as amended
4.3(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000
10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(1)	1995 Stock Plan and form of agreements thereunder
10.3(2)	1998 Equity Incentive Plan, as amended
10.4(1)	1999 Employee Stock Purchase Plan
10.5(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia, between Landacorp and Unisys Corporation, dated September 1, 1991
10.6(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999
10.7(1)	Licensing Agreement by and between Interqual® Incorporated and Landa Management Systems Corporation, dated September 8, 1992.
10.8(1)	Sublicensor Agreement by and between Interqual® Incorporated and Landa Management Systems, effective April 15, 1994.
10.9(1)	Distribution Agreement for Interqual® Medical Appropriateness Review Systems, signed on January 1, 1996
10.10(1)	License Agreement — Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998
10.11(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000
10.12(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000
10.13	Settlement Agreement and Mutual Release by and between Landacorp, Inc. and Bryan Lang dated June 20, 2001
10.14	Separation Agreement between Eugene Santa Cattarina and Landacorp, Inc. dated January 15, 2002
10.15	Memorandum of Agreement between Landacorp, Inc. and Marlene McCurdy dated August 6, 2001.
10.16	Settlement Agreement and Mutual Release by and among Landacorp, Inc. and Michael S. Miele dated May 3, 2001.
10.17	Settlement Agreement and Mutual Release by and among Landacorp, Inc., Eugene Santa Cattarina and Michael S. Miele, Christopher C. Synn, James W. Tiepel, Richard Sweeney, Stephen Brooks, Mary Dean, Ian Duncan, Percival Herrero, John Burke, Arthur Robb, Anne Forbes, Virginia O’Shea, Lucia Egoavil, Thomas Sweeney, and Bradley Green dated March 13, 2002.
10.18	Stock Purchase Agreement by and between Landa Management Systems Corporation and Eugene Santa Cattarina dated March 17, 1999.
10.19	Stock Purchase Agreement by and between Landa Management Systems Corporation and Stephen P. Kay dated March 17, 1999.

Exhibit
Number	Description of Document

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on March 22, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2000.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001