Form 10-Q
period 2002-03-31
LANDACORP INC
filed 2002-05-13
CIK 1058177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO   ☐.

     Number of shares of Common stock, par value of $0.001, outstanding as of March 31, 2002: 15,679,000.

Landacorp, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,491	$12,274
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	2,821	3,488
Other current assets	886	731

Total current assets	14,198	16,493
Property and equipment, net	2,379	2,309
Capitalized software, net	47	48
Goodwill, net	7,749	7,287
Intangible assets, net	4,551	5,413

Total Assets	$28,924	$31,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$814	$403
Accrued expenses	3,332	3,692
Restructuring accrual	288	368
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	5,708	6,169
Current portion of capital lease obligations	78	78

Total current liabilities	10,220	10,710
Capital lease obligations, net of current portion	263	152

Total liabilities	10,483	10,862

Commitments	—	—
Stockholders’ equity:
Common Stock, $0.001 par value, 50,000,000 shares authorized; 15,679,000 and 15,538,000 shares issued and outstanding	16	16
Additional paid-in capital	58,472	58,321
Notes receivable from officers	(170)	(169)
Unearned stock-based compensation	(356)	(460)
Accumulated deficit	(39,521)	(37,020)

Total stockholders’ equity	18,441	20,688

Total liabilities and stockholders equity	$28,924	$31,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.

Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three month period ended
	March 31,

	2002	2001

REVENUE:
Program revenue and maintenance fees	$3,689	$2,926
System sales and consulting fees	651	1,286

Total revenues	4,340	4,212

COST OF REVENUE:
Program revenue and maintenance fees	1,998	1,463
System sales and consulting fees	526	1,175

Total cost of revenue	2,524	2,638

GROSS PROFIT	1,816	1,574

OPERATING EXPENSES:
Sales and marketing	1,209	1,607
Research and development	1,186	1,475
General and administrative	1,649	3,182
Amortization of intangible assets	318	588
Impairment of intangible assets	—	704

Total operating expenses	4,362	7,556

LOSS FROM OPERATIONS	(2,546)	(5,982)
INTEREST AND OTHER INCOME	52	296
INTEREST EXPENSE	(7)	(6)

NET LOSS BEFORE INCOME TAXES	(2,501)	(5,692)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(2,501)	$(5,692)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.16)	$(0.39)

Weighted average common and common equivalent shares outstanding; basic and diluted	15,378	14,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.

Condensed Consolidated Statement of Cash Flows
(unaudited in thousands)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(2,501)	$(5,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	629	804
Provision for doubtful accounts	—	668
Stock-based compensation expense	167	482
Impairment of intangible assets	—	704
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts, net	667	1,183
Other assets	(155)	(165)
Accounts payable	411	(230)
Accrued expenses	(273)	(775)
Restructuring Accrual	(80)	(9)
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	(461)	(551)

Net cash provided by (used in) operating activities	(1,596)	(3,581)

Cash flows from investing activities:
Purchases of property and equipment	(168)	(387)

Net cash used in investing activities	(168)	(387)

Cash flows from financing activities
Repayments of obligations under capital lease	(19)	(15)
Proceeds from Common Stock issuances	—	10

Net cash used in financing activities	(19)	(5)

Increase (decrease) in cash and cash equivalents	(1,783)	(3,973)
Cash and cash equivalents, beginning of period	12,274	21,752

Cash and cash equivalents, end of period	$10,491	$17,779

Non-cash investing and financing activities:
Assets acquired under capital leases	$162	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

Landacorp, Inc. was established in 1982 and, along with its subsidiaries (collectively referred to herein as the “Company”), provides population health management solutions to healthcare payer and provider organizations. These technology-driven solutions include integrated predictive and interventional disease management programs and services, and comprehensive Internet- and Windows®-based medical management software that can improve health outcomes while helping manage and prevent cost. The Company’s corporate headquarters and sales and marketing offices are located in Atlanta, GA, with operations located in Chico, CA, Raleigh, NC and Montclair, NJ.

The accompanying unaudited financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The balance sheet at December 31, 2001 is derived from the audited financial statements included in the Form 10-K for the year ended December 31, 2001. However, this Form 10-Q does not include all Form 10-K and other disclosures required by generally accepted accounting principles in the United States for the balance sheet as presented herein. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The consolidated results of operations presented for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for any other interim period or any future year. Certain prior period balances have been reclassified in order to conform with current period presentation.

2. Revenues

Program revenues and maintenance fees represent repeat and recurring revenue streams, such as per member per month licensing and servicing revenues, per participant per year fees and support charges for maintaining software. System sales and consulting fees represent one-off or non-recurring and non-repeat revenue, such as sales of perpetual licenses, implementation and ad-hoc consulting or training services. The revenues and costs for 2001 have been re-categorized into these groups for comparison purposes.

LANDACORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

3. Net loss per share

Loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares include common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options. The potential common shares, which are excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive were 3,722,000 and 4,365,000 at March 31, 2002 and 2001, respectively.

4. Common Stock

In March 2001, the Company increased the number of its authorized shares of Common Stock from 15,000,000 to 50,000,000.

5. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the “Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

The Company adopted the provisions of SFAS 142 as of January 1, 2002. The Company is in the process of making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, the Company reclassified $462,000 of its intangible assets to goodwill.

LANDACORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The balance of goodwill was $7.7 million as of March 31, 2002. The Company will no longer record approximately $650,000 of amortization per year relating to its existing goodwill and indefinite-lived intangibles, as adjusted for the reclassifications just mentioned.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test by June 30, 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the second quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company has not yet determined what effect these impairment tests will have on the Company’s earnings and financial position.

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

SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 effective as of January 1, 2002. The adoption had no material impact on our financial position or results of operations.

LANDACORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

6. Goodwill and Other Intangible Assets

We adopted SFAS 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Accordingly, we discontinued periodic amortization of goodwill. Goodwill will be assessed annually for impairment by applying a fair-value-based test. Additionally, the standard requires a transitional impairment test during the period of adoption to be completed by June 30, 2002. As implementation guidance continues to evolve, this transitional impairment test has not been finalized, and we do not know the impact this transitional impairment test may have on our financial position and results of operations.

During the three months ended March 31, 2001, we recorded $184,000 in amortization of goodwill. The impact of amortization of goodwill on net loss for the three months ended March 31, 2001 was as follows (in thousands, except per share data):

Three Months ended
March 31, 2001

Reported net loss	$(5,692)
Add back:
Goodwill amortization	184

Net loss excluding goodwill amortization	$(5,508)

Net loss per share — basic and diluted
Reported net loss	$(0.39)
Add back:
Goodwill amortization	0.01

Net loss, excluding goodwill amortization	$(0.38)

Weighted average number of common shares outstanding (basic and diluted)	14,635

Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Our intangible assets consist principally of customer base and existing technology, and all are considered to have finite lives. The gross carrying amount of intangible assets as of March 31, 2002 was $6.4 million with a balance of $1.8 million in accumulated amortization. The amortization of intangible assets for the three months ended March 31, 2002 was $318,000.

LANDACORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

7. Restructuring and Acquisition Related Costs

During 2001, the Company announced its plan to cease operations of its Portland, Oregon-based Interactive Media Group (IMG). Additionally, the company had a reduction in work force of approximately 30%, or 76 employees. Restructuring and acquisition related charges in 2001 were $1,301,000 relating to severance costs, the closing of the IMG operations and additional lease obligations related to unoccupied office space that the Company had committed to, as well as a charge of $268,000 related to an agreement with certain shareholders and option holders in connection with the acquisition of PatientCentrix. In 2001, the Company recorded an impairment charge of $704,000 on the intangible assets related to IMG.

The major components of the restructuring and acquisition related costs in 2001 and the remaining accrual at March 31, 2002 are as follows (in thousands):

			Accrued
		Amounts Utilized in	Restructuring Costs
	2001 Costs	2001 and 2002	March 31, 2002

Disposal of Fixed Assets	173	173	—
Facility/rental obligations	405	125	280
Severance and workforce reduction	455	447	8
Acquisition related	268	268	—

	1,301	1,013	288

8. Agreement with Certain Shareholders and Option Holders

On March 13, 2002, the Company resolved a disagreement with former shareholders and option holders of PatientCentrix regarding the amount of the Earn Out payment due under the PatientCentrix merger agreement. During the first quarter of 2002, as part of the resolution, we paid the former shareholders and option holders of PatientCentrix an aggregate $400,000 in respect of the Earn Out payment. This amount was recorded in the fourth quarter of 2001 as an adjustment to goodwill. As further consideration for the release of all disagreements related to the merger and Merger Agreement, we agreed to reduce to $0.39 per share, the exercise price of stock options held by Michael Miele, the major shareholder of PatientCentrix. This amount was recorded in the fourth quarter of 2001 as an acquisition related charge in the amount of $268,000. We also agreed to appoint Mr. Miele to our board of directors until March 2003. Mr. Miele has been appointed to the board and will stand for re-election with our other board members at our 2002 annual meeting of stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements: This quarterly report contains forward looking statements for purpose of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Examples of such forward looking statements include statements regarding Landacorp’s anticipated expenses, revenues and financial results and business performance for 2001, anticipated growth in the market for population health management services and increased penetration of our related product offerings; and our ability to capitalize on synergies and growth opportunities and reduce costs as a result of recent acquisitions. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that we may fail to close on certain pending customer contracts during 2002, our dependence on a limited number of products with limited market acceptance, the risk that the market for population health management services does not develop as anticipated, and the risk that we are unable to successfully integrate the products and service offerings of our recent acquisitions and successfully capitalize on anticipated synergies and growth opportunities. For further information regarding these and the other risks related to Landacorp’s business, see “Factors that may Affect our Future Results” set forth below, as well as Landacorp’s prior filings with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 2001.

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

Landacorp’s disease management products and services—our predictive modeling and interventional capabilities—help our customers identify and intervene with their members at risk for a chronic or potentially high predicted expenditure outcomes associated with chronic health conditions like asthma, diabetes and heart disease. These member-focused solutions assist our clients in managing the health of these members through educational and self-management materials or through referral to nurse case managers. Landacorp’s medical management software solutions help health plans and hospitals manage the cost and care of their patients by documenting treatment, ensuring that care guidelines and government compliance requirements are met, and by automating the workflow and processes surrounding care coordination activities. These applications streamline administrative and business processes and enable real-time interaction among various healthcare participants. As of March 31, 2002, 28 payers who claim to have a combined membership of approximately 57 million participants were using our payer solutions, and approximately 142 hospital providers were using our provider solutions. We have historically derived revenues from the installation and licensing of our maxMC and Maxsys solutions, sublicensing third-party software applications as part of system implementations and delivery of post-contract customer support, training and consulting services. We are currently focusing our primary development, sales and marketing efforts on our DSSeries, Managing for Tomorrow, maxMC, e-maxMC, and Maxsys II products. Although we do not anticipate future system sales or enhancements of Maxsys I, we continue to provide maintenance services to, and receive maintenance fees from, customers who purchased this product in the past. We plan to continue to support Maxsys I for the foreseeable future as a service to such customers and pursuant to ongoing contractual obligations.

We recognize system sales revenues and associated costs using the percentage-of-completion method for fixed-fee contracts, with labor hours incurred relative to total estimated contract hours as the measure of progress towards completion. Revenues on time and materials based contracts are recognized as services are delivered. We recognize revenues from sublicensing of third-party software upon installation of such software. We recognize revenues from support services ratably over the support period. We recognize revenues from training and consulting as such services are delivered.

The Company delivers care analytics services through a subscription-based fee structure that provides for implementation services at a fixed hourly rate and a subsequent monthly subscription fee based upon the number of members maintained by the payer organization. The fair value of the implementation service revenue is recognized as the services are performed and the subscription fee is recognized on monthly basis at the subscription rate. The Company delivers health management program services through a per participant annual enrollment fee. Payment is generally received at the beginning of the enrollment period. Revenue is recognized on an effort-based measure over the enrollment period as the services are provided and the obligations to the participants are fulfilled.

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

On November 2, 2000 we completed the acquisition of PatientCentrix, Inc. (“PatientCentrix”), a leading provider of population management targeting and intervention programs and services. The Company acquired 100% of the shares and assumed all outstanding options of PatientCentrix in return for cash of $5,850,000 paid to the stockholders and option holders, and issuing 1,157,000 shares to the stockholders of PatientCentrix. The price of the shares issued was $1.777 based on the average of the previous 20 trading days prior to the date of the definitive agreement, which was October 31, 2000. We also assumed all the incentive stock options issued by PatientCentrix prior to the acquisition. These now represent options to purchase up to 1,582,532 of Common Stock of Landacorp with an average exercise price of $1.525. The total purchase price of $11,188,000 consisted of $5,850,000 cash, $2,056,000 of our

Common Stock (1,157,000 shares), assumed stock options with a fair value of $2,970,000, and other acquisition related expenses of approximately $312,000, consisting primarily of payment for legal and financial advisory services. Of the total purchase price, approximately $191,000 was allocated to the net tangible assets, approximately $961,000 was allocated to unearned compensation related to our right to repurchase 30% of the shares of the Company’s Common Stock and options to purchase our Common Stock issued to employees of PatientCentrix pursuant to the purchase agreement in the event of such employee’s termination under certain circumstances, and the remainder was allocated to intangible assets, including existing technology ($3,600,000), customer base ($640,000), assembled work force ($280,000), and goodwill($5,516,000).

Subsequent to the acquisition of PatientCentrix, its majority shareholder, Michael Miele, became an employee and Director of the Company. During 2001, the Company and the majority shareholder entered into a Settlement Agreement and Mutual Release (“Agreement”) whereby the Company and majority shareholder mutually agreed to terminate the employment relationship and to release each other from any claims arising from or related to the employment relationship. The majority shareholder released the Company from any and all claims that the termination of employment in and of itself violates the Merger Agreement or interferes with or negatively impacts the payment of any Earn Out under the Merger Agreement or achievement of any related milestone event. The agreement requires the Company to make payments to the majority shareholder of approximately $800,000 and to allow the vesting of the majority shareholder’s options, allow the options to be immediately exercisable and release the Company’s repurchase rights with respect to certain shares of common stock. The amount related to this accelerated vesting is approximately $277,000. The Settlement and Mutual Release amount of $1,077,000 has been recorded as goodwill.

On March 13, 2002, we resolved a disagreement with former shareholders and option holders of PatientCentrix regarding the amount of the Earn Out payment due under the PatientCentrix merger agreement. We agreed to pay the former shareholders and option holders of PatientCentrix an aggregate $400,000 in respect of the Earn Out payment. This amount was recorded in the fourth quarter of 2001 as an adjustment to goodwill. As further consideration for the release of all disagreements related to the merger and Merger Agreement, we agreed to reduce to $0.39 per share, the exercise price of stock options held by Michael Miele, the major shareholder of PatientCentrix. This amount was recorded in the fourth quarter of 2001 as an acquisition related charge in the amount of $268,000. We also agreed to appoint Mr. Miele to our board of directors until March 2003. Mr. Miele has been appointed to the board and will stand for re-election with our other board members at our 2002 annual meeting of stockholders.

In May of 2001, the Company announced a reduction in our work force representing approximately 16%, or 40 employees of the Company’s total work force. In August 2001, the Company announced an additional reduction in work force of approximately 18%, or 36 employees.

RESULTS OF OPERATIONS

The following table presents the statement of operations data as a percentage of total revenues:

	Percent of Revenues

	2002	2001

REVENUE:
Program revenue and maintenance fees	85.0%	69.5%
System sales and consulting fees	15.0	30.5

Total revenues	100.0	100.0

COST OF REVENUE:
Program revenue and maintenance fees	46.0	34.7
System sales and consulting fees	12.1	27.9

Total cost of revenue	58.1	62.6

GROSS PROFIT	41.9	37.4

OPERATING EXPENSES:
Sales and marketing	27.9	38.2
Research and development	27.3	35.0
General and administrative	38.0	75.5
Amortization of intangible assets	7.3	14.0
Impairment of intangible assets	—	16.7

Total operating expenses	100.5	179.4

LOSS FROM OPERATIONS	(58.6)	(142.0)
INTEREST AND OTHER INCOME	1.2	7.0
INTEREST EXPENSE	(0.2)	(0.1)

NET LOSS	(57.6)	(135.1)

Comparison of the first quarters ended March 31, 2001 and 2002.

Revenues. Program revenues and maintenance fees represent repeat and recurring revenue streams, such as per member per month licensing and servicing revenues, per participant per year fees and support charges for maintaining software. System sales and consulting fees represent one-off or non-recurring and non-repeat revenue, such as sales of perpetual licenses, implementation and ad-hoc consulting or training services. During the three months ended March 31, 2002, two customers accounted for 12% and 23% of revenue. Two customers accounted for 13% and 27% of revenue for the first quarter of 2001.

Program revenues and maintenance fees have increased by $763,000 or 26% from $2,926,000 for the first quarter of 2001 to $3,689,000 in the first quarter of 2002. The increase in revenues relates mainly to the increased revenue from our Managing for Tomorrow program.

System sales and consulting fees decreased by $635,000, or 49% from $1,286,000 in first quarter of 2001 to $651,000 in first quarter of 2002.

The decrease in system sales and consulting fees resulted from reduced sales in our medical management software products and the elimination of our web consulting business in July 2001.

Cost of Program Revenue and Maintenance Fees. Cost of Program Revenue and Maintenance Fees consists principally of personnel related costs, product costs, amortization of unearned stock-based compensation, related department overhead, costs of third party software products, and depreciation of equipment. Cost of program revenues and maintenance fees increased by $535,000 or 37% from $1,463,000 for the quarter ended March 31, 2001 to $1,998,000 for the quarter ended March 31, 2002, representing 50% of program revenues and maintenance fees revenues for first quarter of 2001 and 54% for the first quarter of 2002. This increase in costs is primarily due to additional direct costs associated with increased revenue from our Managing for Tomorrow program.

Cost of System Sales and Consulting Fees. Cost of system sales and consulting fees consist principally of costs incurred in the implementation of our software products, and other consulting and training personnel costs. The cost of system sales and consulting fees includes personnel costs, amortization of unearned stock-based compensation, non-reimbursed travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. During the quarter ended March 31, 2002 these costs were $526,000 or 81% of system sales and consulting fees, compared to costs of $1,175,000 representing 91% of system sales and consulting fees during the quarter ended March 31, 2001. Cost of system sales and consulting fees decreased by $649,000 or 55% from the quarter ended March 31, 2001 to the same period for 2002. This cost decrease was mostly due to the reduction in workforce during 2001, as discussed in the Recent Developments section above, and the elimination of our web consulting division during July of 2001.

Sales and Marketing. Sales and marketing expenses consist principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotional costs, and departmental overhead. Sales and marketing expenses during the quarter ended March 31, 2002 amounted to $1,209,000 representing 28% of total revenues, in comparison with $1,607,000 representing 38% of total revenues during the corresponding quarter of 2001. Sales and marketing expenses decreased by $398,000 or 25% from the first quarter of 2001. This is primarily due to the 2001 reductions in workforce, as discussed in the Recent Developments section above.

Research and Development. Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related department overhead and depreciation on equipment. Research and development expenses totaled $1,186,000 or 27% of total revenues during the quarter ended March 31, 2002, a decrease of $289,000 or 20% compared to expenses totaling $1,475,000 representing 35% of total revenues during the quarter ended March 31, 2001. This is primarily due to the 2001 reductions in workforce discussed in the Recent Developments section above.

General and Administrative. General and administrative expenses consist of compensation for personnel, fees for outside professional services, amortization of unearned stock-based compensation, allocated occupancy and overhead costs and bad debt. General and administrative expenses decreased by $1,533,000 or 48% from $3,182,000, representing 76% of total revenues, in the first quarter of 2001 to

$1,649,000, representing 38% of total revenues, in the first quarter of 2002. Approximately $700,000 of this decrease is related to a specific net increase in first quarter 2001 to our bad debt reserve for the outstanding balance of a customer that was having difficulty in meeting their payment obligations. The remaining decrease was due to general cost cutting measures throughout 2001.

Amortization of Intangible Assets. Amortization expense decreased by $270,000 or 46% from $588,000 or 14% of revenues in first quarter of 2001 to $318,000 or 7% of revenues in first quarter 2002. Included in the first quarter of 2001 is $184,000 of goodwill amortization. Effective January 1, 2002, the Company no longer amortizes goodwill and will test goodwill for impairment in accordance with the provisions of SFAS No. 142.

Impairment of Intangible Assets. On May 9, 2001 we announced an impairment charge in the first quarter 2001 on intangible assets acquired in connection with the acquisition of the Portland, Oregon-based Interactive Media Group (IMG). The charge was $704,000. In May 2001, management determined that the operations of IMG should be discontinued due to the slowdown in the web design and consulting industry. On May 8, 2001, the Board of Directors approved a plan to immediately discontinue IMG’s operations. The employees of IMG are included in the reduction in workforce described in the Recent Developments section.

Stock-Based Compensation. Amortization of unearned stock compensation during the quarters ended March 31, 2002 and 2001 were $104,000 and $482,000, respectively. These amounts have been allocated to cost of sales and operating expenses. Additionally, the Company recorded stock compensation expense of approximately $63,000 in the quarter ended March 31, 2002 for the modification of a fixed stock option grant.

Interest and Other Income and Interest Expense. Interest and other income consists primarily of earnings on our cash and cash equivalents. Interest and other income amounted to $296,000 for the first quarter of 2001 and $52,000 for the first quarter of 2002. The decrease in Interest and other income in 2001 of $244,000 or 82% is due to the decrease in cash from March 31, 2001 to March 31, 2002. Interest expense of $7,000 during the first quarter of 2002 and $6,000 for first quarter of 2001 arises from financing certain fixed assets through leases.

Provision for Income Tax. We recorded no current provision or benefit for federal or state income taxes for the first quarters of 2001 or 2002, as the Company has incurred net operating losses and has no carry-back potential.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through net cash generated from operating activities, and private sales of common and preferred stock. During February 2000, we completed out initial public offering through which we raised net proceeds of approximately $35 million. As of March 31, 2002, we had $10.5 million in cash and cash equivalents and $4.0 million in working capital with outstanding capital lease obligations totaling $263,000.

Net cash used in operating activities was $1,596,000 and $3,581,000 during the three months ended March 31, 2002 and 2001, respectively. Net cash used to fund operating activities in the first quarter of 2002 reflects net losses before non-cash charges for depreciation and amortization, stock-based compensation, a decrease in net accounts receivable, an increase in other assets, an increase in accounts payable, and decreases in accrued expenses, restructuring accrual and deferred revenue. Net cash used to fund operating activities in the first quarter of 2001 reflects net losses before non-cash charges for depreciation and amortization of intangible assets, provision for doubtful accounts, amortization of unearned stock-based compensation and impairment of intangible assets, a decrease in net accounts receivable, an increase in other assets, a decrease in accounts payable, accrued expenses, restructuring accrual and deferred revenue.

During the three months ended March 31, 2002 and 2001, net cash used in investing activities was $168,000 and $387,000, respectively. Investing activities consist primarily of purchases of computer equipment, office furniture and leasehold improvements.

Net cash used in financing activities was $19,000 for the quarter ended March 31, 2002. Net cash used in financing activities was $5,000 in the quarter ended March 31, 2001. Net cash used in financing activities for the quarter ended March 31, 2002 resulted from payments on capital lease obligations. Net cash used in financing activities for the quarter ended March 31, 2001 resulted from the payments on certain capital lease payments less the issuance of common stock.

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

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We Have a Long History of Losses and May Never Become Profitable.

We have been in business since 1982 and we have incurred significant losses since that time. We expect to continue to incur losses on an annual basis for the foreseeable future. As of March 31, 2002, our accumulated deficit was $39.5 million. We expect to incur increased levels of product development, sales and marketing and administrative expenses and, as a result, we will need to increase our revenue significantly to achieve future profitability. Although our revenue has grown in recent quarters, we may not be able to sustain this growth and we may not realize sufficient revenue to achieve profitability. Further, even if we achieve profitability, due to competition and the evolving nature of the disease management, medical management, healthcare information technology and Internet markets, we could fail to sustain or increase profitability on a quarterly or annual basis.

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

Achieving our growth objectives depends on our population health management solutions achieving widespread market acceptance among healthcare payer organizations. This is difficult to determine at this time. We commercially released our maxMC medical management software in 1997 and acquired the DSSeries and Managing for Tomorrow predictive modeling and interventional disease management products and services in the fourth quarter of 2000. Our solutions currently have limited market acceptance with only 28 payer customers currently using them. Our maxMC medical management software product has achieved some degree of market acceptance as we have implemented or are in the process of implementing it at 12 client sites. Realizing market acceptance for our disease management solutions will require ongoing enhancement of their features and functionalities, and improved sales and marketing efforts. If we do not gain significant market share for all of our population health management solutions before our competitors introduce alternative products with features similar to ours, our operating results will suffer. Operating results will also suffer if our pricing strategies are not economically viable or acceptable to our customers.

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

Our Managing for Tomorrow programs rely on the engagement in the program of members targeted by a health plan or other payer organization. In order to fulfill our customer obligations, we rely on an automated system that uses sophisticated technologies and data management processes to contact, profile, stratify and intervene with these members with customized self-management materials. Additionally, this system automates workflow, and monitors and reports on results of the program. Our telecommunications hardware and a significant portion of our data and systems reside at an offsite data center owned by a co-location and managed hosting service. The co-location and managed hosting industry is experiencing a severe economic downturn, which could effect our co-location and managed hosting service provider. If our service provider were to curtail or close its business our access to our telecommunications hardware, systems and data could be interrupted until we can make co-location arrangements with a new service provider. Any such interruption or other malfunctions, system downtime or software errors could impede our ability to realize anticipated revenue, lead to an increase in our costs, adversely effect our relationship with our customers, and potentially expose us to liability.

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

Our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 48% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us.

If We do Not Meet Our Future Capital Requirements, We May Be Unable to Develop or Enhance Our Population Health Management Solutions, Take Advantage of Future Opportunities or Respond to Competitive Pressures or Unanticipated Events.

We believe that the net proceeds of our initial public offering, together with our existing cash and cash equivalents and expected cash flow from operations, will be sufficient to meet our capital and operating expense requirements for the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financings if such funding is available on terms acceptable to us. If we cannot raise capital on acceptable terms, we may not have the resources to develop new products or enhance existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated events.

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

In addition, the stock market in general, and the NASDAQ National Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of healthcare services and software companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

Sales of Large Numbers of Shares of Our Common Stock Could Cause Our Stock Price to Decline.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. All of the shares sold in our initial public offering are now freely transferable without restriction or further registration under the Securities Act, except for any shares purchased by our affiliates, as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are restricted securities as defined in Rule 144. These shares may be sold in the future without registration under the Securities Act, to the extent permitted by Rule 144 or other exemptions under the Securities Act. In November 2000, we issued an aggregate 2,740,000 additional restricted shares of common stock to former shareholders of PatientCentrix. In addition, we assumed options to purchase 492,502 shares of our common stock to former shareholders and option holders of PatientCentrix

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults in Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)     Exhibits.

10.17(1)     Settlement Agreement and Mutual Release by and among Landacorp, Inc., Eugene Santa Cattarina and Michael S. Miele, Christopher C. Synn, James W. Tiepel, Richard Sweeney, Stephen Brooks, Mary Dean, Ian Duncan, Percival Herrero, John Burke, Arthur Robb, Anne Forbes, Virginia O’Shea, Lucia Egoavil, Thomas Sweeney, and Bradley Green dated March 13, 2002.

(1)     Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year Ended December 31, 2001 filed on March 29, 2002.

     (b)     Form 8-K.

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDACORP, INC.
(Registrant)

Dated: May 13, 2002

By: /s/ Eugene Miller

Eugene Miller
President, Chief Executive Officer

Dated: May 13, 2002

By: /s/ Mark Rapoport

Mark Rapoport
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

10.17(1)     Settlement Agreement and Mutual Release by and among Landacorp, Inc., Eugene Santa Cattarina and Michael S. Miele, Christopher C. Synn, James W. Tiepel, Richard Sweeney, Stephen Brooks, Mary Dean, Ian Duncan, Percival Herrero, John Burke, Arthur Robb, Anne Forbes, Virginia O’Shea, Lucia Egoavil, Thomas Sweeney, and Bradley Green dated March 13, 2002.

(1)     Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year Ended December 31, 2001 filed on March 29, 2002.