Form 10-Q
period 2002-07-30
LANDACORP INC
filed 2002-08-12
CIK 1058177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-Q

___________________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

     Number of shares of Common stock, par value of $0.001, outstanding as of June 30, 2002: 15,694,000.

Landacorp, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDACORP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,217	$12,274
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net of allowance for doubtful accounts of $321,000 and $235,000, respectively	3,588	3,488
Other current assets	938	731

Total current assets	13,743	16,493
Property and equipment, net	1,703	2,309
Goodwill, net	7,749	7,287
Intangible assets, net	1,783	5,413
Capitalized software, net	39	48

Total Assets	$25,017	$31,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,549	$403
Accrued expenses	4,262	3,692
Restructuring accrual	241	368
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	5,558	6,169
Current portion of capital lease obligations	78	78

Total current liabilities	11,688	10,710
Capital lease obligations, net of current portion	235	152

Total liabilities	11,923	10,862

Commitments	—	—
Stockholders’ equity:
Common Stock, $0.001 par value, 50,000,000 shares authorized; 15,694,000 and 15,538,000 shares issued and outstanding	16	16
Additional paid-in capital	58,478	58,321
Notes receivable from officers	(159)	(169)
Unearned stock-based compensation	(252)	(460)
Accumulated deficit	(44,989)	(37,020)

Total stockholders’ equity	13,094	20,688

Total liabilities and stockholders equity	$25,017	$31,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.

Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

REVENUE:
Program revenue and maintenance fees	4,005	2,960	7,694	5,409
System sales and consulting fees	1,633	770	2,284	2,533

Total revenues	5,638	3,730	9,978	7,942

COST OF REVENUE:
Program revenue and maintenance fees	2,340	1,796	4,337	3,352
System sales and consulting fees	700	917	1,226	2,071

Total cost of revenue	3,040	2,713	5,563	5,423

GROSS PROFIT	2,598	1,017	4,415	2,519

OPERATING EXPENSES:
Sales and marketing	1,346	1,950	2,555	3,506
Research and development	1,528	1,977	2,713	3,920
General and administrative	1,601	1,778	3,251	4,474
Amortization of intangible assets	317	480	635	1,066
Restructuring charge	—	729	—	729
Asset impairment charge	3,300	—	3,300	704

Total operating expenses	8,092	6,914	12,454	14,399

LOSS FROM OPERATIONS	(5,494)	(5,897)	(8,039)	(11,880)
INTEREST AND OTHER INCOME	39	181	90	477
INTEREST EXPENSE	(13)	(8)	(20)	(13)

NET LOSS BEFORE INCOME TAXES	(5,468)	(5,724)	(7,969)	(11,416)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(5,468)	$(5,724)	$(7,969)	$(11,416)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.35)	$(0.38)	$(0.52)	$(0.77)

Weighted average common and common equivalent shares outstanding; basic and diluted	15,440	14,985	15,408	14,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.

Condensed Consolidated Statement of Cash Flows
(unaudited in thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(7,969)	$(11,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,249	1,673
Provision for doubtful accounts	—	707
Stock-based compensation expense	358	820
Asset Impairment Charge	3,300	704
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts, net	(100)	2,122
Other assets	(206)	(432)
Accounts payable	1,146	226
Accrued expenses	571	107
Restructuring Accrual	(126)	—
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	(611)	(70)

Net cash provided by (used in) operating activities	(2,388)	(5,559)

Cash flows from investing activities:
Purchases of property and equipment	(606)	(456)
Capitalized software development costs	—	(83)

Net cash used in investing activities	(606)	(539)

Cash flows from financing activities
Repayments of obligations under capital lease	(79)	(33)
Collection on note receivable from officers	10	27
Proceeds from Common Stock issuances	6	168

Net cash used in financing activities	(63)	162

Increase (decrease) in cash and cash equivalents	(3,057)	(5,936)
Cash and cash equivalents, beginning of period	12,274	21,752

Cash and cash equivalents, end of period	$9,217	$15,816

Non-cash investing and financing activities:
Assets acquired under capital leases	$162	$—

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

     The consolidated results of operations presented for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for any other interim period or any future year. Certain prior period balances have been reclassified in order to conform with current period presentation.

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

Revenue Recognition

     The Company derives revenue primarily from (i) the licensing and implementation of medical management software systems, (ii) the delivery of post-contract customer support, training and consulting services, and (iii) the delivery of care analytics solutions and care management services. In accordance with Staff Accounting Bulletin (“SAB”) 101, the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or the services are rendered, (3) the price is fixed and determinable and, (4) collectibility is reasonably assured.

     The Company accounts for their multiple element software systems contracts in accordance with the provision of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2. As the Company provides significant production, modification and/or customization of the software installed, system sales revenues, including training and consulting services essential to the software system, and the associated costs are recognized using the percentage-of-completion method, using labor hours incurred relative to total estimated contract hours as the measure of progress towards completion. Costs and estimated earnings in excess of billings represent revenues that the Company has earned in

LANDACORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with its accounting policies but that are not yet billable under the terms of the contracts as of the date of the balance sheet. These balances are generally billable within twelve months. When the current estimates of total contract revenue and contract cost indicate a loss, the Company records a provision for the estimated loss on the contract. Sales of software products of other vendors are recognized upon installation.

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

     The Company delivers its care analytics solutions through a subscription-based fee structure that provides for implementation services at a fixed hourly rate and a subsequent monthly subscription fee based upon the number of members maintained by the payer organization. The fair value of the implementation service revenue is recognized as the services are performed and the subscription fee is recognized on monthly basis at the subscription rate. The Company delivers care management services through a per participant annual enrollment fee. Payment is generally received at the beginning of the enrollment period. Revenue is recognized on an effort-based measure over the enrollment period as the services are provided and the obligations to the participants are fulfilled.

     From time to time, the Company enters into care analytics and care management contracts which guarantee certain cost savings to the customer. The guaranteed savings amount is refundable to the customer if the savings are not achieved. Under such contracts, the Company defers revenue equal to the maximum potential amount of savings that are guaranteed and refundable. Such revenue will not be recognized until the savings are generated and approved by all parties and the fees are no longer refundable.

3. Net loss per share

     Loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares include common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options. The potential common shares, which are excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive were 3,636,000 and 4,049,000 at June 30, 2002 and 2001, respectively.

4. Common Stock

     In March 2001, the Company increased the number of its authorized shares of Common Stock from 15,000,000 to 50,000,000.

LANDACORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     The balance of goodwill was $7.7 million as of June 30, 2002. The Company will no longer record approximately $650,000 of amortization per year relating to its existing goodwill, as adjusted for the reclassifications just mentioned.

     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The Company has completed the first step of the goodwill impairment test, which indicated that there was no impairment to goodwill as of January 1, 2002.

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

LANDACORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.” SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The Company adopted this Statement on January 1, 2002 (See Note 7).

     In June of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.. FAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In FAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. FAS 146 also establishes that fair value is the objective for the initial measurement of the liability. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

6. Goodwill and Other Intangible Assets

     Goodwill

     We adopted SFAS 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Accordingly, we discontinued periodic amortization of goodwill. Goodwill will be assessed annually for impairment by applying a fair-value-based test. Additionally, the standard requires a transitional impairment test during the period of adoption. We have performed the transitional impairment test, which indicated that there is no impairment to goodwill as of January 1, 2002.

     During the three months ended June 30, 2001 and the six months ended June 30, 2001, we recorded $162,000 and $346,000 in amortization of goodwill, respectively. The impact of amortization of goodwill on net loss for the three months ended June 30, 2001 is shown on the following table (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Reported net loss	(5,724)	(11,416)
Add back:
Goodwill amortization	162	346

Net loss excluding goodwill amortization	(5,562)	(11,070)

Net loss per share— basic and diluted
Reported net loss	(0.38)	(0.77)
Add back:
Goodwill amortization	0.01	0.02

Net loss, excluding goodwill amortization	(0.37)	(0.74)

Weighted average number of common shares outstanding (basic and diluted)	14,985	14,880

Other Intangible assets

     Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Our intangible assets consists primarily of existing technology and customer base. Our acquired workforce intangible asset was reclassified to goodwill upon the adoption of FAS 142 on January 1, 2002. Amortization of intangible assets was $318,000 and $635,000 for the three and six months ending June 30, 2002, respectively. The table below summarizes the activity by intangible asset (in thousands). See Note 7 regarding the impairment charge.

	Existing	Customer
	Technology	Base	Workforce	Total

Acquired Cost	5,200	1,150	710	7,060
Accumulated Amortization	(1,213)	(269)	(248)	(1,730)

Intangible assets as of December 31, 2001	3,987	881	462	5,330
Reclassify Workforce to Goodwill	—	—	(462)	(462)
Amortization	(520)	(115)	—	(635)
Impairment Charge	(2,006)	(444)	—	(2,450)

Intangible assets as of June 30, 2002	1,461	322	—	1,783

LANDACORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Asset Impairment Charge

     On May 9, 2001 we announced an impairment charge in the first quarter 2001 on intangible assets acquired in connection with the acquisition of the Portland, Oregon-based Interactive Media Group (IMG) in the amount of $704,000. In May 2001, management determined that the operations of IMG should be discontinued due to the slowdown in the web design and consulting industry. On May 8, 2001, the Board of Directors approved a plan to immediately discontinue IMG’s operations.

     During the second quarter of 2002, the Company experienced a decline in demand for services in its Care Analytics/Care Management reporting unit. Management determined this to be a triggering event pursuant to the provisions of SFAS No. 144. Consequently, management evaluated the recoverability of its long-lived assets in relation to the Care Analytics/Care Management reporting unit. The analysis was first performed on an undiscounted cash flow basis which indicated an impairment in its Care Analytics/Care Management reporting unit. The impairment was then calculated using projections of discounted cash flows over ten years utilizing a discount rate and terminal value commensurate with other Disease Management companies, and companies of similar size to Landacorp. The assumptions used in this analysis represent management’s best estimate of future results.

     The analysis resulted in an impairment charge during the three months ended June 30, 2002 of $3,300,000, which consisted of a write-down of $850,000 and $2,450,000 to property, plant & equipment and its definite-lived intangible assets, respectively. The Company will continue to monitor its performance against the projections used in this analysis, which could result in future impairments.

8. Restructuring and Acquisition Related Costs

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

     The major components of the restructuring and acquisition related costs in 2001 and the remaining accrual at June 30, 2002 are as follows (in thousands):

		Amounts	Accrued
		Utilized in	Restructuring Costs
	2001 Costs	2001 and 2002	June 30, 2002

Disposal of Fixed Assets	173	173	—
Facility/rental obligations	405	172	233
Severance and workforce reduction	455	447	8
Acquisition related	268	268	—

	1,301	1,060	241

9. Agreement with Certain Shareholders and Option Holders

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Note Regarding Forward-Looking Statements: This quarterly report contains forward looking statements for purpose of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Examples of such forward looking statements include statements regarding Landacorp’s anticipated expenses, impairment and other charges, revenues and financial results and business performance for fiscal 2002 and during the next 12 months, anticipated growth in the market for population health management services and increased penetration of our related product offerings and statements regarding estimates of our future results relating to impairment charges. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that we may fail to close on certain pending customer contracts during the next 12 months, our dependence on a limited number of products with limited market acceptance, the risk that the market for population health management services does not develop as anticipated, and the risk that we are unable to successfully integrate the products and service offerings of our recent acquisitions and successfully capitalize on anticipated synergies and growth opportunities. For further information regarding these and the other risks related to Landacorp’s business, see “Factors that may Affect our Future Results” set forth below, as well as Landacorp’s prior filings with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 2001.

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

     Landacorp’s disease management products and services—our predictive modeling and interventional capabilities—help our customers identify and intervene with their members at risk for a chronic or potentially high predicted expenditure outcomes associated with chronic health conditions like asthma, diabetes and heart disease. These member-focused solutions assist our clients in managing the health of these members through educational and self-management materials or through referral to nurse case managers. Landacorp’s medical management software solutions help health plans and hospitals manage the cost and care of their patients by documenting treatment, ensuring that care guidelines and government compliance requirements are met, and by automating the workflow and processes surrounding care coordination activities. These applications streamline administrative and business processes and enable real-time interaction among various healthcare participants. As of June 30, 2002, 28 payers who claim to have a combined membership of approximately 57 million participants were using our payer solutions, and approximately 142 hospital providers were using our provider solutions. We have historically derived revenues from the installation and licensing of our maxMC and Maxsys solutions, sublicensing third-party software applications as part of system implementations and delivery of post-contract customer support, training and consulting services. We are currently focusing our primary development, sales and marketing efforts on our DSSeries, Managing for Tomorrow, maxMC, e-maxMC, and Maxsys II products. Although we do not anticipate future system sales or enhancements of Maxsys I, we continue to provide maintenance services to, and receive maintenance fees from, customers who purchased this product in the past. We plan to continue to support Maxsys I for the foreseeable future as a service to such customers and pursuant to ongoing contractual obligations.

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

     The Company delivers care analytics services through a subscription-based fee structure that provides for implementation services at a fixed hourly rate and a subsequent monthly subscription fee based upon the number of members maintained by the payer organization. The fair value of the implementation service revenue is recognized as the services are performed and the subscription fee is recognized on monthly basis at the subscription rate. The Company delivers care management services through a per participant annual enrollment fee. Payment is generally received at the beginning of the enrollment period. Revenue is recognized on an effort-based measure over the enrollment period as the services are provided and the obligations to the participants are fulfilled.

     From time to time, the Company enters into care analytics and care management contracts which guarantee certain cost savings to the customer. The guaranteed savings amount is refundable to the customer if the savings are not achieved. Under such contracts, the Company will defer revenue equal to the maximum potential amount of savings that are guaranteed and refundable. Such revenue will not be recognized until the savings are generated and approved by all parties and the fees are no longer refundable.

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

     Revenue recognition. The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of software license and implementation fees, related maintenance and software service fees, and care analytics and disease management services. Deferred revenue consists of maintenance billings and annual enrollment fees due in advance of service periods. From time to time, the Company enters into certain contracts which guarantee cost savings to the customer. The guaranteed savings amount is refundable to the customer if the savings are not achieved. Under such contracts, the Company defers revenue equal to the maximum potential amount of savings that are guaranteed and refundable. Such revenue will not be recognized until the savings are generated and approved by all parties and the fees are no longer refundable. The Company’s revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and AICPA Statement of position No. 97 — 2 “Software Revenue Recognition”. The Company follows specific and detailed guidelines in measuring revenue; however certain estimates and judgments affect the application of the revenue policy. These estimates include the estimated contract hours and time to complete for percentage of completion accounting, and the effort-based measures used in services accounting. Changes in conditions or new contract terms could cause management to determine these estimates and judgments must be revised. Such changes or revisions could adversely affect the revenue recognition for any reporting period.

     Bad debt. Management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms and trends when evaluating the adequacy of the allowance for bad debt. Significant management judgment and estimates must be made and used in connection with establishing the allowance for bad debt in any accounting period. The accounts receivable balance was $3.6 million, net of allowance for bad debt of $321,000 as of June 30, 2002. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Goodwill. We adopted SFAS 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Accordingly, we discontinued periodic amortization of goodwill of approximately $650,000 annually. Goodwill will be assessed annually for impairment by applying a fair-value-based test. Additionally, the standard requires a transitional impairment test during the period of adoption. We have performed the transitional impairment test, which indicated that there is no impairment to goodwill as of January 1, 2002. The projections used to test for impairment of goodwill were based on management’s best estimate of future results. The Company will test its goodwill for impairment on an annual basis. Such tests will be based on revised estimates, and may result in future impairments to goodwill.

     Long Lived Assets. We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS No. 144 requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell.

     During the second quarter of 2002, the Company experienced a decline in demand for services in its Care Analytics/Care Management reporting unit. Management determined this to be a triggering event pursuant to the provisions of SFAS No. 144. Consequently, management evaluated the recoverability of its long-lived assets in relation to the Care Analytics/Care Management reporting unit. The analysis was first performed on an undiscounted cash flow basis which indicated an impairment in its Care Analytics/Care Management reporting unit. The impairment was then calculated using projections of discounted cash flows over ten years utilizing a discount rate and terminal value commensurate with other Disease Management companies, and companies of similar size to Landacorp. The assumptions used in this analysis represent management’s best estimate of future results.

     The analysis resulted in an impairment charge during the three months ended June 30, 2002 of $3,300,000, which consisted of a write-down of $850,000 and $2,450,000 to property, plant & equipment and its definite-lived intangible assets, respectively. The Company will continue to monitor its performance against the projections used in this analysis, which could result in future impairments.

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

     During the second quarter of 2002, the Company experienced a decline in demand for services in its Care Analytics/Care Management reporting unit. Management determined this to be a triggering event pursuant to the provisions of SFAS No. 144. Consequently, management evaluated the recoverability of its long-lived assets in relation to the Care Analytics/Care Management reporting unit. The analysis was first performed on an undiscounted cash flow basis which indicated an impairment in its Care Analytics/Care Management reporting unit. The impairment was then calculated using projections of discounted cash flows over ten years utilizing a discount rate and terminal value commensurate with other Disease Management companies, and companies of similar size to Landacorp. The assumptions used in this analysis represent management’s best estimate of future results.

     The analysis resulted in an impairment charge during the three months ended June 30, 2002 of $3,300,000, which consisted of a write-down of $850,000 and $2,450,000 to property, plant & equipment and its definite-lived intangible assets, respectively. The Company will continue to monitor its performance against the projections used in this analysis, which could result in future impairments.

RESULTS OF OPERATIONS

     The following table presents the statement of operations data as a percentage of total revenues:

	Three month period		Six month period
	ended June 30,		ended June 30,

	2002	2001	2002	2001

REVENUE:
Program revenue and maintenance fees	71.0	79.4	77.1	68.1
System sales and consulting fees	29.0	20.6	22.9	31.9

Total revenues	100.0	100.0	100.0	100.0

COST OF REVENUE:
Program revenue and maintenance fees	41.5	48.1	43.5	42.2
System sales and consulting fees	12.4	24.6	12.3	26.1

Total cost of revenue	53.9	72.7	55.8	68.3

GROSS PROFIT	46.1	27.3	44.2	31.7

OPERATING EXPENSES:
Sales and marketing	23.9	52.3	25.6	44.2
Research and development	27.1	53.0	27.2	49.4
General and administrative	28.4	47.7	32.6	56.3
Amortization of intangible assets	5.6	12.9	6.4	13.4
Restructuring charge	—	19.5	—	9.2
Asset Impairment Charge	58.5	—	33.1	8.9

Total operating expenses	143.5	185.4	124.9	181.4

LOSS FROM OPERATIONS	(97.4)	(158.1)	(80.7)	(149.7)
INTEREST AND OTHER INCOME	0.7	4.8	0.9	6.0
INTEREST EXPENSE	(0.2)	(0.2)	(0.2)	(0.2)

NET LOSS	(96.9)	(153.5)	(80.0)	(143.9)

Comparison of the three and six-month periods ended June 30, 2001 and 2002.

     Revenues. Program revenues and maintenance fees represent repeat and recurring revenue streams, such as per member per month licensing and servicing revenues, per participant per year fees and support charges for maintaining software. System sales and consulting fees represent one-off or non-recurring and non-repeat revenue, such as sales of perpetual licenses, implementation and ad-hoc consulting or training services. During the three months ended June 30, 2002, one customer accounted for 27% of revenue. Two customers accounted for 28% and 12% of revenue for the three-month period ended June 30, 2001.

     Program revenues and maintenance fees have increased by $1,045,000 or 35.3% from $2,960,000 in the three-month period ended June 30, 2001 to $4,005,000 in the three-month period ended June 30, 2002. Program revenues and maintenance fees have increased by $2,285,000 or 42.2% from $5,409,000 in the six-month period ended June 30, 2001 to $7,694,000 in the six-month period ended June 30, 2002. The increase in revenues relates mainly to the increased revenue from our Managing for Tomorrow program.

     System sales and consulting fees increased by $863,000 or 112.1% from $770,000 in the three-month period ended June 30, 2001 to $1,633,000 in the three-month period ended June 30, 2002. This increase is primarily due to additional revenue in 2002 related to implementations of our medical management software. System sales and consulting fees decreased by $249,000 or 9.8% from $2,533,000 in the six-month period ended June 30, 2001 to

$2,284,000 in the six-month period ended June 30, 2002. The decrease during the six-month period in system sales and consulting fees primarily resulted from the elimination of our web consulting business in July 2001.

     Cost of Program Revenue and Maintenance Fees. Cost of Program Revenue and Maintenance Fees consists principally of personnel related costs, product costs, amortization of unearned stock-based compensation, related department overhead, costs of third party software products, and depreciation of equipment. Cost of program revenues and maintenance fees increased by $544,000 or 30.3% from $1,796,000 in the three-month period ended June 30, 2001 to $2,340,000 in the three-month period ended June 30, 2002, representing 60.7% of program revenues and maintenance fees revenues for the second quarter of 2001 and 58.4% for the second quarter of 2002. Cost of program revenues and maintenance fees increased by $985,000 or 29.4% from $3,352,000 in the six-month period ended June 30, 2001 to $4,337,000 in the six-month period ended June 30, 2002, representing 62.0% of program revenues and maintenance fees revenues for the six months ended June 30, 2001 and 56.4% for the same period in 2002. This increase in costs is primarily due to additional direct costs associated with increased revenue from our Managing for Tomorrow program.

     Cost of System Sales and Consulting Fees. Cost of system sales and consulting fees consist principally of costs incurred in the implementation of our software products, and other consulting and training personnel costs. The cost of system sales and consulting fees includes personnel costs, amortization of unearned stock-based compensation, non-reimbursed travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. During the quarter ended June 30, 2002 these costs were $700,000 or 42.9% of system sales and consulting fees, compared to costs of $917,000 representing 119.1% of system sales and consulting fees during the quarter ended June 30, 2001. Cost of system sales and consulting fees decreased by $217,000 or 23.7% from the quarter ended June 30, 2001 to the same period for 2002. During the six-month period ended June 30, 2002 these costs were $1,226,000 or 53.7% of system sales and consulting fees, compared to costs of $2,071,000 representing 81.8% of system sales and consulting fees during the six-month period ended June 30, 2001. Cost of system sales and consulting fees decreased by $845,000 or 40.8% from the six-month period ended June 30, 2001 to the same period for 2002. This cost decrease was mostly due to the reduction in workforce during 2001, as discussed in the Recent Developments section above, and the elimination of our web consulting business during July of 2001.

     Sales and Marketing. Sales and marketing expenses consist principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotional costs, and departmental overhead. Sales and marketing expenses during the quarter ended June 30, 2002 amounted to $1,346,000 representing 23.9% of total revenues, in comparison with $1,950,000 representing 52.3% of total revenues during the corresponding quarter of 2001. Sales and marketing expenses decreased by $604,000 or 31.0% from the second quarter of 2001. Sales and marketing expenses during the six-month period ended June 30, 2002 amounted to $2,555,000 representing 25.6% of total revenues, in comparison with $3,506,000 representing 44.2% of total revenues during the corresponding period of 2001. Sales and marketing expenses decreased by $951,000 or 27.1% from the six-months ended June 30, 2001. This is primarily due to the 2001 reductions in workforce, as discussed in the Recent Developments section above.

     Research and Development. Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related department overhead and depreciation on equipment. Research and development expenses totaled $1,528,000 or 27.1% of total revenues during the quarter ended June 30, 2002, a decrease of $449,000 or 22.7% compared to expenses totaling $1,977,000 representing 53.0% of total revenues during the quarter ended June 30, 2001. Research and development expenses totaled $2,713,000 or 27.2% of total revenues in the six-months ended June 30, 2002, a decrease of $1,207,000 or 30.8% compared to expenses totaling $3,920,000 representing 49.4% of total revenues in the six-months ended June 30, 2001. This is primarily due to the 2001 reductions in workforce discussed in the Recent Developments section above.

     General and Administrative. General and administrative expenses consist of compensation for personnel, fees for outside professional services, amortization of unearned stock-based compensation, allocated occupancy and overhead costs and bad debt. General and administrative expenses decreased by $177,000 or 10.0% from $1,778,000, representing 47.7% of total revenues, in the second quarter of 2001 to $1,601,000, representing 28.4% of total revenues, in the second quarter of 2002. General and administrative expenses decreased by $1,223,000 or

27.3% from $4,474,000, representing 56.3% of total revenues, in the six-months ended June 30, 2001 to $3,251,000, representing 32.6% of total revenues, in the six-months ended June 30, 2002. Approximately $700,000 of this decrease is related to a specific net increase in first quarter 2001 to our bad debt reserve for the outstanding balance of a customer that was having difficulty in meeting their payment obligations. The remaining decrease was due to general cost cutting measures throughout 2001.

     Amortization of Intangible Assets. Amortization expense decreased by $163,000 or 34.0% from $480,000 or 12.9% of revenues in the second quarter of 2001 to $317,000 or 5.6% of revenues in the second quarter 2002. Amortization expense decreased by $431,000 or 40.4% from $1,066,000 or 13.4% of revenues in the six-months ended June 30, 2001 to $635,000 or 6.4% of revenues in the six-months ended June 30, 2002. Included in the second quarter of 2001 is $162,000 of goodwill amortization. Effective January 1, 2002, the Company no longer amortizes goodwill and will test goodwill for impairment in accordance with the provisions of SFAS No. 142.

     Asset Impairment Charge. On May 9, 2001 we announced an impairment charge in the first quarter 2001 on intangible assets acquired in connection with the acquisition of the Portland, Oregon-based Interactive Media Group (IMG). The charge was $704,000. In May 2001, management determined that the operations of IMG should be discontinued due to the slowdown in the web design and consulting industry. On May 8, 2001, the Board of Directors approved a plan to immediately discontinue IMG’s operations. The employees of IMG are included in the reduction in workforce described in the Recent Developments section

     During the second quarter of 2002, primarily due to a decline in demand for services in the Company’s Care Analytics/Care Management reporting unit, management determined that it was necessary to test for an impairment of long-lived assets. This test was performed in accordance with the provisions of FAS 144, which was adopted by the Company on January 1, 2002. As a result of this test and the subsequent analysis of the fair value of its Care Analytics/Care Management reporting unit, Landacorp recorded an impairment to its long-lived assets in the amount of $3,300,000 during the second quarter of 2002. As discussed in the Factors that May Affect our Future Results section below, the analysis performed to determine the amount of impairment was based on management’s best estimate of future results. However, such estimates may need to be revised in future periods, which could result in additional impairment charges.

     Restructuring Charge. A restructuring charge of $729,000 was recorded in the three and six-month periods ended June 30, 2001. The costs included in the restructuring charge relate to severance costs and the closing of the IMG operations. In May 2001, the Company announced a reduction in work force representing approximately 16%, or 40 employees of the Company’s total work force.

     Stock-Based Compensation. Amortization of unearned stock compensation during the quarters ended June 30, 2002 and 2001 were $104,000 and $338,000, respectively. Amortization of unearned stock compensation during the six-month periods ended June 30, 2002 and 2001 were $271,000 and $820,000, respectively. These amounts have been allocated to cost of sales and operating expenses.

     Interest and Other Income and Interest Expense. Interest and other income consists primarily of earnings on our cash and cash equivalents. Interest and other income amounted to $181,000 for the second quarter of 2001 and $39,000 for the second quarter of 2002, and $477,000 for the six-months ended June 30, 2001 and $90,000 for the six-months ended June 30, 2002. The decrease in interest and other income in the second quarter 2002 of $142,000 or 78.5% and the decrease of $387,000 or 81.1% in the six-months ended June 30, 2002 is due to the decrease in cash from June 30, 2001 to June 30, 2002. Interest expense of $13,000 during the second quarter of 2002 and $8,000 for the second quarter of 2001, and $20,000 during the six-months ended June 30, 2002 and $13,000 for the six-months ended June 30, 2001 arises from financing certain fixed assets through capital leases.

     Provision for Income Tax. We recorded no current provision or benefit for federal or state income taxes for the first two quarters of 2001 or 2002, as the Company has incurred net operating losses and has no carry-back potential.

Liquidity and Capital Resources

     Since inception, we have financed our operations through net cash generated from operating activities, and sales of our common stock and preferred stock, as well as debt financing. During February 2000, we completed our initial public offering through which we raised net proceeds of approximately $35 million. As of June 30, 2002, we had $9.2 million in cash and cash equivalents and $2.0 million in working capital with outstanding capital lease obligations totaling $235,000.

     Net cash used in operating activities was $2,388,000 and $5,559,000 during the six months ended June 30, 2002 and 2001, respectively. Net cash used to fund operating activities in the first half of 2002 reflects net losses before non-cash charges for depreciation and amortization, stock-based compensation, asset impairment charge, an increase in accounts payable and accrued expenses, offset by an increase in net accounts receivable and other assets and a decrease in the restructuring accrual and deferred revenue. Net cash used to fund operating activities in the first half of 2001 reflects net losses before non-cash charges for depreciation and amortization of intangible assets, provision for doubtful accounts, stock-based compensation and asset impairment charge, a decrease in net accounts receivable and an increase in accounts payable and accrued expenses offset by an increase in other current assets and a decrease in deferred revenue.

     During the six months ended June 30, 2002 and 2001, net cash used in investing activities was $606,000 and $539,000, respectively. Investing activities during the six months ended 2002 and 2001 consisted primarily of purchases of computer equipment, office furniture and leasehold improvements, as well as capitalized software development costs during the six months ended June 30, 2001.

     Net cash used in financing activities was $63,000 for the six months ended June 30, 2002. Net cash provided by financing activities was $162,000 in the six months ended June 30, 2001. Net cash used in financing activities for the six months ended June 30, 2002 resulted from payments under capital lease obligations, collections on notes receivable from officers and proceeds from issuances of common stock. Net cash provided by financing activities for the six months ended June 30, 2001 resulted from the proceeds from the exercise of common stock options and collections on notes receivable from officers, less certain finance lease payments.

     We expect to experience growth in our operating expenses for the foreseeable future in order to execute our business plan, and to the extent that we are successful in generating additional sales, we will need to hire additional employees. As a result, we anticipate that operating expenses and planned capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents and the net proceeds from the sale of the common stock in our initial public offering will be sufficient to meet our working capital and operating expense requirements for the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financings, although there can be no assurance that such funding will be available on terms acceptable to us. However, if we are not able to sign one or more of the customer contracts presently in negotiations, we will need to raise additional funds within the next twelve months.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We Have a Long History of Losses and May Never Become Profitable.

     We have been in business since 1982 and we have incurred significant losses since that time. We expect to continue to incur losses on an annual basis for the foreseeable future. As of June 30, 2002, our accumulated deficit was $45 million. We expect to incur increased levels of product development, sales and marketing and administrative expenses and, as a result, we will need to increase our revenue significantly to achieve future profitability. Although our revenue has grown in recent quarters, we may not be able to sustain this growth and we may not realize sufficient revenue to achieve profitability. Further, even if we achieve profitability, due to competition and the evolving nature of the disease management, medical management, healthcare information technology and Internet markets, we could fail to sustain or increase profitability on a quarterly or annual basis.

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

     Landacorp’s disease management solutions rely on claims data such as medical claims, prescription data, member contact information, UR data and lab data for the client to identify and target for intervention members at risk. The inability of a customer to provide this information on a timely basis, or the delivery of inaccurate or incorrect data could have an impact on our ability to fulfill customer obligations and deliver guaranteed savings and, therefore, achieve revenue expectations from particular contracts.

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

We enter into Disease Management contracts that provide guaranteed levels of savings to our customers, and we may be required to refund to customers a significant portion of the subscription fees paid to us if we fail to achieve the guaranteed savings.

     From time to time, the Company enters into Disease Management contracts pursuant to which we guarantee certain minimum levels of cost savings to the customer. Under such contracts, we often agree to reimburse all or a portion of the subscription fees paid to us by the customer if we fail to achieve such minimum cost savings. Due to the large number of variables, many of which are not within our control, that could impact the realization of such minimum cost savings, there can be no assurance that we will achieve such savings. If we do not achieve the necessary cost savings we may be obligated to reimburse significant portions of the subscription fees paid to us by customers, we will not recognize the revenue associated with such fees and our business and reputation may be harmed. As of June 30, 2002, we had four contracts that contain some level of guaranteed savings.

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

Due to Our Limited Funds, We May Be Unable to Develop or Enhance Our Population Health Management Solutions, Take Advantage of Future Opportunities or Respond to Competitive Pressures or Unanticipated Events.

     Our funds are limited. They consist of the net proceeds of our initial public offering, together with other cash and cash equivalents and limited anticipated cash flow from operations. We believe that these funds will be sufficient to meet our capital and operating expense requirements for the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financings if such funding is available on terms acceptable to us. However, if we are not able to sign one or more of the contracts presently in negotiations, we will need to raise additional funds within the next twelve months.. If we cannot raise capital on acceptable terms and when needed, we may not have the resources to develop new products or enhance existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated events.

We have experienced over $4 million in impairments of our fixed and intangible assets since the first quarter of 2001, and our assets may continue to become additionally impaired in the future.

     During the first quarter of 2001, we recorded an impairment of intangible assets in the amount of $704,000 in connection with the shutting down of our web consulting business.

     During the second quarter of 2002, primarily due to a decline in demand for services in the Company’s Disease Management reporting unit, management determined that it was necessary to test for an impairment of long-lived assets. As a result of this test and the subsequent analysis of the fair value of its Disease Management reporting unit, Landacorp recorded an impairment to its long-lived assets in the amount of $3,300,000 during the second quarter of 2002. In accordance with the provisions of SFAS 144 and 142, we will continue to evaluate the fair value of our reporting units and the recoverability of the assets contained therein.

     The impairments recorded during the quarter ended March 31, 2001 and the quarter ended June 30, 2002 were based on assumptions that reflected management’s best estimate of future results. However, such estimates may need to be revised in future periods, which could result in additional impairment charges.

Our Stock Price Has Been Highly Volatile, and Your Investment Could Suffer a Decline in Value.

     The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results;

•	failure to achieve, or changes in, financial estimates by securities analysts;

•	announcements of new products or services or technological innovations by us or our competitors;

•	conditions or trends in the healthcare industry;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel and/or members of our board of directors;

•	sales of our common stock; and

•	developments regarding our patents or other intellectual property or that of our competitors.

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

     We are currently trading below $1 per share, the minimum bid price per share required for continued listing on the NASDAQ Stock Market’s National Market. In addition, the NASDAQ recently proposed certain rule changes which, if adopted in their current form, may require us to make significant changes to the membership of our board of directors and audit committee. If our stock continues to trade below the minimum bid price per share, or if we were to be unable to comply with any new rules within the time frame prescribed by the NASDAQ, we could be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the NASDAQ Stock Market’s SmallCap Market, over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

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

     None.

Item 3. Defaults in Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on June 10, 2002 in Atlanta, Georgia. Of the 15,679,000 shares outstanding as of the record date, 11,603,823 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

     1.     To elect seven (7) directors to serve until the 2003 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld

Eugene Miller	11,531,975	71,848
Thomas Stephenson	11,532,975	70,848
Jerome Grossman, M.D.	11,530,430	73,393
Bryan Lang	11,530,162	73,661
Eugene Santa Cattarina	11,521,925	81,898
Howard Cox	11,531,975	71,848
Michael Miele	11,487,075	116,748

     2.     To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

Votes for:	11,554,945
Votes against:	34,858
Votes abstaining:	14,020

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Registration Rights Agreement dated October 29, 1997, as amended
4.3(3)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (file no. 333-84703), as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.

(b)	Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDACORP, INC.
(Registrant)

Dated: August 12, 2002	By:	/s/ Eugene Miller

Eugene Miller
President, Chief Executive Officer

Dated: August 12, 2002	By:	/s/ Mark Rapoport

Mark Rapoport
Chief Operating Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Registration Rights Agreement dated October 29, 1997, as amended
4.3(3)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’'s Registration Statement on Form S-1 (file no. 333-84703), as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.