Form 10-Q
period 2002-09-30
LANDACORP INC
filed 2002-11-12
CIK 1058177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-Q

___________________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-29377

Landacorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3346710 (IRS Employer Identification Number)

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

     Number of shares of Common stock, par value of $0.001, outstanding as of October 30, 2002: 15,734,103.

Landacorp, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDACORP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,464	$12,274
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net of allowance for doubtful accounts of $276,000 and $235,000, respectively	5,373	3,488
Other current assets	857	731

Total current assets	14,694	16,493
Property and equipment, net	1,572	2,309
Goodwill, net	7,749	7,287
Intangible assets, net	1,650	5,413
Capitalized software, net	32	48

Total Assets	$25,697	$31,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$956	$403
Accrued expenses	3,514	3,692
Restructuring accrual	192	368
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	8,663	6,169
Current portion of capital lease obligations	78	78

Total current liabilities	13,403	10,710
Capital lease obligations, net of current portion	212	152

Total liabilities	13,615	10,862

Commitments	—	—
Stockholders’ equity:
Common Stock, $0.001 par value, 50,000,000 shares authorized; 15,734,000 and 15,675,000 shares issued and outstanding	16	16
Additional paid-in capital	58,340	58,321
Notes receivable from officers	(161)	(169)
Unearned stock-based compensation	(60)	(460)
Accumulated deficit	(46,053)	(37,020)

Total stockholders’ equity	12,082	20,688

Total liabilities and stockholders equity	$25,697	$31,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

REVENUE:
Program revenue and maintenance fees	4,269	3,480	11,963	8,889
System sales and consulting fees	1,437	384	3,721	2,916

Total revenues	5,706	3,864	15,684	11,805

COST OF REVENUE:
Program revenue and maintenance fees	2,156	1,691	6,493	5,222
System sales and consulting fees	641	568	1,867	2,460

Total cost of revenue	2,797	2,259	8,360	7,682

GROSS PROFIT	2,909	1,605	7,324	4,123

OPERATING EXPENSES:
Sales and marketing	1,216	1,115	3,771	4,621
Research and development	1,470	1,316	4,184	5,194
General and administrative	1,175	1,959	4,425	6,494
Amortization of intangible assets	134	507	769	1,553
Restructuring charges	—	231	—	960
Asset impairment charge	—	—	3,300	704

Total operating expenses	3,995	5,128	16,449	19,526

LOSS FROM OPERATIONS	(1,086)	(3,523)	(9,125)	(15,403)
INTEREST AND OTHER INCOME	28	125	118	603
INTEREST EXPENSE	(6)	(5)	(26)	(18)

NET LOSS BEFORE INCOME TAXES	(1,064)	(3,403)	(9,033)	(14,818)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(1,064)	$(3,403)	$(9,033)	$(14,818)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.07)	$(0.23)	$(0.59)	$(1.00)

Weighted average common and common equivalent shares outstanding; basic and diluted	15,480	15,110	15,432	14,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.
Condensed Consolidated Statement of Cash Flows
(unaudited in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(9,033)	$(14,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,593	2,573
Provision for doubtful accounts	—	689
Stock-based compensation expense	415	1,260
Asset impairment charge	3,300	704
Loss on sale of equipment	—	59
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts, net	(1,886)	1,503
Other assets	(126)	(151)
Accounts payable	553	(408)
Accrued expenses	(178)	(333)
Restructuring accrual	(176)	—
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	2,495	644

Net cash used in operating activities	(3,043)	(8,278)

Cash flows from investing activities:
Purchases of property and equipment	(678)	(576)
Proceeds from the sale of equipment	—	4
Capitalized software development costs	—	(126)

Net cash used in investing activities	(678)	(698)

Cash flows from financing activities	(103)	(60)
Repayments of obligations under capital lease	8	43
Collection on note receivable from officers	8	43
Proceeds from issuance of common stock	6	184

Net cash provided by (used in) financing Activities	(89)	167

(Decrease) in cash and cash equivalents	(3,810)	(8,809)
Cash and cash equivalents, beginning of period	12,274	21,752

Cash and cash equivalents, end of period	$8,464	$12,943

Non-cash investing and financing activities:
Assets acquired under capital leases	$162	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

     Landacorp, Inc. was established in 1982 and, along with its subsidiaries (collectively referred to herein as the “Company”), provides population health management solutions to healthcare payer and provider organizations. These technology-driven solutions include integrated predictive and interventional disease management programs and services, and comprehensive Internet- and Windows®-based medical management software that can improve health outcomes while helping manage and prevent cost. The Company’s corporate headquarters and sales and marketing offices are located in Atlanta, GA, with operations located in Chico, CA and Raleigh, NC.

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

     The consolidated results of operations presented for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for any other interim period or any future year. Certain prior period balances have been reclassified in order to conform with current period presentation.

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

     The Company accounts for their multiple element software systems contracts in accordance with the provision of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2. As the Company provides significant production, modification and/or customization of the software installed, system sales revenues, including training and consulting services essential to the software system, and the associated costs are recognized using the percentage-of-completion method, using labor hours incurred relative to total estimated contract hours as the measure of progress towards completion. Costs and estimated earnings in excess of billings represent revenues that the Company has earned in accordance with its accounting policies but that are not yet billable under the terms of the contracts as of the date of the balance sheet. These balances are generally billable within twelve months. When the current estimates of total contract revenue and contract cost indicate a loss, the Company records a provision for the estimated loss on the contract. Sales of software products of other vendors are recognized upon installation.

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

     From time to time, the Company may enter into care analytics and care management contracts that guarantee certain cost savings or other performance measures to the customer. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company defers revenue equal to either the maximum potential amount of fees that are refundable, or such amount that is determined by management to be reasonable based on historical performance under the contract. Such revenue will not be recognized until the performance criteria have been met.

3. Net loss per share

     Loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares include common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options. The potential common shares, which are excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive were 3,501,000 and 4,027,000 at September 30, 2002 and 2001, respectively.

4. Common Stock

     In March 2001, the Company increased the number of its authorized shares of Common Stock from 15,000,000 to 50,000,000.

5. Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined the effects that SFAS No. 143 will have on our financial position, results of operations or cash flows but we do not anticipate any material adverse impact.

     In June of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In FAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. FAS 146 also establishes that fair value is the objective for the initial measurement of the liability. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

6. Goodwill and Other Intangible Assets

     Goodwill

     We adopted SFAS 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Accordingly, we reclassified $462,000 of intangible assets to goodwill and discontinued periodic amortization of goodwill. Goodwill will be assessed annually for impairment by applying a fair-value-based test. Additionally, the standard requires a transitional impairment test during the period of adoption. We have performed the transitional impairment test, which indicated that there is no impairment to goodwill as of January 1, 2002.

     During the three months ended September 30, 2001 and the nine months ended September 30, 2001, we recorded $162,000 and $508,000 in amortization of goodwill, respectively. The impact of amortization of goodwill on net loss for the three and nine months ended September 30, 2001 is shown on the following table (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Reported net loss	(3,403)	(14,818)
Add back:
Goodwill amortization	162	508

Net loss excluding goodwill amortization	(3,241)	(14,310)

Net loss per share— basic and diluted	(0.23)	(1.00)
Add back:
Goodwill amortization	0.01	0.04

Net loss, excluding goodwill amortization	(0.22)	(0.96)

Weighted average number of common shares outstanding (basic and diluted)	15,110	14,893

Other Intangible assets

     Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Our intangible assets consists primarily of existing technology and customer base. Our acquired workforce intangible asset was reclassified to goodwill upon the adoption of FAS 142 on January 1, 2002. Amortization of intangible assets was $134,000 and $768,000 for the three and nine months ending September 30, 2002, respectively. The table below summarizes the activity by intangible asset (in thousands). See Note 7 regarding the impairment charge.

	Existing	Customer
	Technology	Base	Workforce	Total

Acquired Cost	5,200	1,150	710	7,060
Accumulated Amortization	(1,213)	(269)	(248)	(1,730)

Intangible assets as of December 31, 2001	3,987	881	462	5,330
Reclassify
Workforce to Goodwill	—	—	(462)	(462)
Amortization	(630)	(138)	—	(768)
Impairment Charge	(2,006)	(444)	—	(2,450)

Intangible assets as of September 30, 2002	1,351	299	—	1,650

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

     During the second quarter of 2002, the Company experienced a decline in demand for services in its Care Analytics/Care Management reporting unit. Management determined this to be a triggering event pursuant to the provisions of SFAS No. 144. Consequently, management evaluated the recoverability of its long-lived assets in relation to the Care Analytics/Care Management reporting unit. The analysis was first performed on an undiscounted cash flow basis which indicated an impairment in its Care Analytics/Care Management reporting unit. The impairment was then calculated using projections of discounted cash flows over ten years utilizing a discount rate and terminal value commensurate with other Disease Management companies, and companies of similar size to Landacorp. The assumptions used in this analysis represent management’s estimate of future results.

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

     The restructuring accrual is based on certain estimates and judgments related to contractual obligations and related costs. Potential restructuring accruals related to lease contractual obligations could be materially affected by factors such as our ability to secure subleases, the credit-worthiness of subleases and our success at negotiating early termination agreements with lessors. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, we may need to establish an additional restructuring accrual or reverse accrual amounts accordingly.

     The major components of the restructuring and acquisition related costs in 2001 and the remaining accrual at September 30, 2002 are as follows (in thousands):

		Amounts	Accrued
		Utilized in	Restructuring Costs
	2001 Costs	2001 and 2002	September 30, 2002

Disposal of Fixed Assets	173	173	—
Facility/rental obligations	405	221	184
Severance and workforce reduction	455	447	8
Acquisition related	268	268	—

	1,301	1,109	192

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

10. Subsequent Events

     On October 9, 2002, the Company announced the early termination of its agreement with Lifeguard, Inc. (“Lifeguard”) due to the takeover of the Lifeguard HMO by the State of California’s Department of Managed Healthcare (DMHC). At this time, the Company amended its agreement with Lifeguard to provide for the early termination of the agreement and to eliminate the Company’s obligation to reimburse any fees paid to the Company by Lifeguard. As a result, the Company expects to recognize revenue during the fourth quarter of 2002 of approximately $622,000 that was deferred due to the performance guarantee under the original contract, which was amended on July 31, 2002. As of September 30, 2002, the Company had recognized revenue of approximately $343,000 under this contract.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Note Regarding Forward-Looking Statements: This quarterly report contains forward looking statements for purpose of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Examples of such forward looking statements include statements about our anticipated expenses, impairment, restructuring and other charges and accruals, revenues and financial results and business performance for fiscal 2002 and during the next 12 months, our strategy with respect to strategic partners, our plans to support Maxsys I, the effects of SFAS No. 143 on our financial position, anticipated growth in the market for population health management services and increased penetration of our related product offerings and statements regarding estimates of our future results relating to impairment charges. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that we may fail to close on certain pending customer contracts during the next 12 months, our dependence on a limited number of products with limited market acceptance, the risk that the market for population health management services does not develop as anticipated, and the risk that we are unable to successfully integrate the products and service offerings of our recent acquisitions and successfully capitalize on anticipated synergies and growth opportunities. For further information regarding these and the other risks related to Landacorp’s business, see “Factors that may Affect our Future Results” set forth below, as well as Landacorp’s prior filings with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 2001.

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

     Landacorp’s disease management products and services—our predictive modeling and interventional capabilities—help our customers identify and intervene with their members at risk for a chronic or potentially high predicted expenditure outcomes associated with chronic health conditions like asthma, diabetes and heart disease. These member-focused solutions assist our clients in managing the health of these members through educational and self-management materials or through referral to nurse case managers. Landacorp’s medical management software solutions help health plans and hospitals manage the cost and care of their patients by documenting treatment, ensuring that care guidelines and government compliance requirements are met, and by automating the workflow and processes surrounding care coordination activities. These applications streamline administrative and business processes and enable real-time interaction among various healthcare participants. As of September 30, 2002, 28 payers who claim to have a combined membership of approximately 59 million participants were using our payer solutions, and approximately 139 hospital providers were using our provider solutions. We have historically derived revenues from the installation and licensing of our maxMC and Maxsys solutions, sublicensing third-party software applications as part of system implementations and delivery of post-contract customer support, training and consulting services. We are currently focusing our primary development, sales and marketing efforts on our DSSeries, Managing for Tomorrow, maxMC, e-maxMC, and Maxsys II products. Although we do not anticipate future system sales or enhancements of Maxsys I, we continue to provide maintenance services to, and receive maintenance fees from, customers who purchased this product in the past. We plan to continue to support Maxsys I for the foreseeable future as a service to such customers and pursuant to ongoing contractual obligations.

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

     The Company delivers care analytics services through a subscription-based fee structure that provides for implementation services at a fixed hourly rate and a subsequent monthly subscription fee based upon the number of members maintained by the payer organization. The fair value of the implementation service revenue is recognized as the services are performed and the subscription fee is recognized on a monthly basis at the subscription rate. The Company delivers care management services through a per participant annual enrollment fee. Payment is generally received at the beginning of the enrollment period. Revenue is recognized on an effort-based measure over the enrollment period as the services are provided and the obligations to the participants are fulfilled.

     From time to time, the Company may enter into care analytics and care management contracts that guarantee certain cost savings or other performance measures to the customer. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company defers revenue equal to either the maximum potential amount of fees that are refundable, or such amount that is determined by management to be reasonable based on historical performance under the contract. Such revenue will not be recognized until the performance criteria have been met.

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

     Revenue recognition. The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of software license and implementation fees, related maintenance and software service fees, and care analytics and disease management services. Deferred revenue consists of maintenance billings and annual enrollment fees due in advance of service periods. From time to time, the Company may enter into care analytics and care management contracts that guarantee certain cost savings or other performance measures to the customer. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company defers revenue equal to either the maximum potential amount of fees that are refundable, or such amount that is determined by management to be reasonable based on historical performance under the contract. Such revenue will not be recognized until the performance criteria have been met. The Company’s revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and AICPA Statement of Position No. 97-2 “Software Revenue Recognition”. The Company follows specific and detailed guidelines in measuring revenue; however certain estimates and judgments made by management affect the application of the revenue policy. These estimates include the estimated contract hours and time to complete for percentage of completion accounting, and the effort-based measures used in services accounting. Changes in conditions or new contract terms could cause management to determine these estimates and judgments must be revised. Such changes or revisions could adversely affect the revenue recognition for any reporting period.

     Bad debt. Management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in our customer payment terms and trends when evaluating the adequacy of the allowance for bad debt. Significant management judgment and estimates must be made and used in connection with establishing the allowance for bad debt in any accounting period. The accounts receivable balance was $5.4 million, net of allowance for bad debt of $276,000 as of September 30, 2002. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Goodwill. We adopted SFAS 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Accordingly, we discontinued periodic amortization of goodwill of approximately $650,000 annually. Goodwill will be assessed annually for impairment by applying a fair-value-based test. Additionally, the standard requires a transitional impairment test during the period of adoption. We have performed the transitional impairment test, which indicated that there is no impairment to goodwill as of January 1, 2002. The projections used to test for impairment of goodwill were based on management’s estimate of future results. The Company will test its goodwill for impairment on an annual basis. Such tests will be based on revised estimates, and may result in future impairments to goodwill.

     Long Lived Assets. We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS No. 144 requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell.

     During the second quarter of 2002, the Company experienced a decline in demand for services in its Care Analytics/Care Management reporting unit. Management determined this to be a triggering event pursuant to the provisions of SFAS No. 144. Consequently, management evaluated the recoverability of its long-lived assets in relation to the Care Analytics/Care Management reporting unit. The analysis was first performed on an undiscounted cash flow basis which indicated an impairment in its Care Analytics/Care Management reporting unit. The impairment was then calculated using projections of discounted cash flows over ten years utilizing a discount rate and terminal value commensurate with other Disease Management companies, and companies of similar size to Landacorp. The assumptions used in this analysis represent management’s estimate of future results.

     The analysis resulted in an impairment charge during the three months ended June 30, 2002 of $3,300,000, which consisted of a write-down of $850,000 and $2,450,000 to property, plant & equipment and its definite-lived intangible assets, respectively. The Company will continue to monitor its performance against the projections used in this analysis, which could result in future impairments.

     Restructuring costs. The restructuring accrual is based on certain estimates and judgments related to contractual obligations and related costs. Potential restructuring accruals related to lease contractual obligations could be materially affected by factors such as our ability to secure subleases, the credit-worthiness of subleases and our success at negotiating early termination agreements with lessors. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, we may need to establish an additional restructuring accrual or reverse accrual amounts accordingly.

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

     During the second quarter of 2002, the Company experienced a decline in demand for services in its Care Analytics/Care Management reporting unit. Management determined this to be a triggering event pursuant to the provisions of SFAS No. 144. Consequently, management evaluated the recoverability of its long-lived assets in relation to the Care Analytics/Care Management reporting unit. The analysis was first performed on an undiscounted cash flow basis which indicated an impairment in its Care Analytics/Care Management reporting unit. The impairment was then calculated using projections of discounted cash flows over ten years utilizing a discount rate and terminal value commensurate with other Disease Management companies, and companies of similar size to Landacorp. The assumptions used in this analysis represent management’s estimate of future results.

     The analysis resulted in an impairment charge during the three months ended June 30, 2002 of $3,300,000, which consisted of a write-down of $850,000 and $2,450,000 to property, plant & equipment and its definite-lived intangible assets, respectively. The Company will continue to monitor its performance against the projections used in this analysis, which could result in future impairments.

     As of September 30, 2002 the Company’s office in Montclair, NJ was closed.

     On October 9, 2002, the Company announced the early termination of its agreement with Lifeguard, Inc. (“Lifeguard”) due to the takeover of the Lifeguard HMO by the State of California’s Department of Managed Healthcare (DMHC). At this time, the Company amended its agreement with Lifeguard to provide for the early termination of the agreement and to eliminate the Company’s obligation to reimburse any fees paid to the Company by Lifeguard. As a result, the Company expects to recognize revenue during the fourth quarter of 2002 of approximately $621,000 that was deferred due to the performance guarantee under the original contract, which was amended on July 31, 2002. As of September 30, 2002, the Company had recognized revenue of approximately $343,000 under this contract.

     On October 21, 2002, as part of its continuing efforts to reduce costs, the Company eliminated a total of ten positions, or approximately 6% of its workforce.

     Effective at the opening of trading on November 7, 2002, the Company’s common stock will be traded on the Nasdaq SmallCap Market. The Company’s stock will continue trading under the symbol “LCOR”.

RESULTS OF OPERATIONS

     The following table presents the statement of operations data as a percentage of total revenues:

	Three month period		Nine month period
	ended September 30,		ended September 30,

	2002	2001	2002	2001

REVENUE:
Program revenue and maintenance fees	74.8	90.1	76.3	75.3
System sales and consulting fees	25.2	9.9	23.7	24.7

Total revenues	100.0	100.0	100.0	100.0

COST OF REVENUE:
Program revenue and maintenance fees	37.8	43.8	41.4	44.2
System sales and consulting fees	11.2	14.7	11.9	20.9

Total cost of revenue	49.0	58.5	53.3	65.1

GROSS PROFIT	51.0	41.5	46.7	34.9

OPERATING EXPENSES:
Sales and marketing	21.3	28.9	24.1	39.1
Research and development	25.8	34.1	26.7	44.0
General and administrative	20.6	50.7	28.2	55.0
Amortization of intangible assets	2.3	13.1	4.9	13.2
Restructuring charges	—	5.9	—	8.1
Asset Impairment Charge	—	—	21.0	6.0

Total operating expenses	70.0	132.7	104.9	165.4

LOSS FROM OPERATIONS	(19.0)	(91.2)	(58.2)	(130.5)
INTEREST AND OTHER INCOME	0.5	3.2	0.8	5.1
INTEREST EXPENSE	(0.1)	(0.1)	(0.2)	(0.1)

NET LOSS	(18.6)	(88.1)	(57.6)	(125.5)

Comparison of the three and nine-month periods ended September 30, 2001 and 2002.

     Revenues. Program revenues and maintenance fees represent repeat and recurring revenue streams, such as per member per month licensing and servicing revenues, per participant per year fees and support charges for maintaining software. System sales and consulting fees represent one-off or non-recurring and non-repeat revenue, such as sales of perpetual licenses, implementation and ad-hoc consulting or training services. During the three months ended September 30, 2002, two customers accounted for 32% and 11% of revenue. Two customers accounted for 27% and 16% of revenue for the three-month period ended September 30, 2001. During the nine months ended September 30, 2002, two customers accounted for 15% and 20% of revenue. Two customers accounted for 28% and 10% of revenue for the nine-month period ended September 30, 2001.

     Program revenues and maintenance fees have increased by $789,000 or 22.7% from $3,480,000 in the three-month period ended September 30, 2001 to $4,269,000 in the three-month period ended September 30, 2002. Program revenues and maintenance fees have increased by $3,074,000 or 34.6% from $8,889,000 in the nine-month period ended September 30, 2001 to $11,963,000 in the nine-month period ended September 30, 2002. The increase in revenues relates mainly to the increased revenue from our Managing for Tomorrow program.

     System sales and consulting fees increased by $1,053,000 or 274.2% from $384,000 in the three-month period ended September 30, 2001 to $1,437,000 in the three-month period ended September 30, 2002. System sales and consulting fees increased by $805,000 or 27.6% from $2,916,000 in the nine-month period ended September 30, 2001 to $3,721,000 in the nine-month period ended September 30, 2002. These increases in system sales and consulting fees are primarily due to additional revenue in 2002 related to implementations of our medical management software.

     Cost of Program Revenue and Maintenance Fees. Cost of program revenue and maintenance fees consists principally of personnel related costs, product costs, amortization of unearned stock-based compensation, related department overhead, costs of third party software products, and depreciation of equipment. Cost of program revenues and maintenance fees increased by $465,000 or 27.5% from $1,691,000 in the three-month period ended September 30, 2001 to $2,156,000 in the three-month period ended September 30,

2002, representing 48.6% of program revenues and maintenance fees revenues for the third quarter of 2001 and 50.5% for the third quarter of 2002. Cost of program revenues and maintenance fees increased by $1,271,000 or 24.3% from $5,222,000 in the nine-month period ended September 30, 2001 to $6,493,000 in the nine-month period ended September 30, 2002, representing 58.7% of program revenues and maintenance fees revenues for the nine months ended September 30, 2001 and 54.3% for the same period in 2002. This increase in costs is primarily due to additional direct costs associated with increased revenue from our Managing for Tomorrow program.

     Cost of System Sales and Consulting Fees. Cost of system sales and consulting fees consist principally of costs incurred in the implementation of our software products, and other consulting and training personnel costs. The cost of system sales and consulting fees includes personnel costs, amortization of unearned stock-based compensation, non-reimbursed travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. During the quarter ended September 30, 2002 these costs were $641,000 or 44.6% of system sales and consulting fees, compared to costs of $568,000 representing 147.9% of system sales and consulting fees during the quarter ended September 30, 2001. Cost of system sales and consulting fees increased by $73,000 or 12.9% from the quarter ended September 30, 2001 to the same period for 2002. This cost increase was mostly due to an increase in costs associated with the additional system sales and consulting fees revenue in 2002 related to implementations of our medical management software. During the nine-month period ended September 30, 2002 these costs were $1,867,000 or 50.2% of system sales and consulting fees, compared to costs of $2,460,000 representing 84.4% of system sales and consulting fees during the nine-month period ended September 30, 2001. Cost of system sales and consulting fees decreased by $593,000 or 24.1% from the nine-month period ended September 30, 2001 to the same period for 2002. This cost decrease was mostly due to the reduction in workforce during 2001 and the elimination of our web consulting business during July of 2001, each as discussed above in the Recent Developments section.

     Sales and Marketing. Sales and marketing expenses consist principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotional costs, and departmental overhead. Sales and marketing expenses during the quarter ended September 30, 2002 amounted to $1,216,000 representing 21.3% of total revenues, in comparison with $1,115,000 representing 28.9% of total revenues during the corresponding quarter of 2001. Sales and marketing expenses increased by $101,000 or 9.1% from the third quarter of 2001. This increase is mostly related to the growth in our Managing for Tomorrow program. Sales and marketing expenses during the nine-month period ended September 30, 2002 amounted to $3,771,000 representing 24.0% of total revenues, in comparison with $4,621,000 representing 39.1% of total revenues during the corresponding period of 2001. Sales and marketing expenses decreased by $850,000 or 18.4% from the nine-months ended September 30, 2001. This is primarily due to the 2001 reductions in workforce, as discussed in the Recent Developments section above.

     Research and Development. Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related department overhead and depreciation on equipment. Research and development expenses totaled $1,470,000 or 25.8% of total revenues during the quarter ended September 30, 2002, an increase of $154,000 or 11.7% compared to expenses totaling $1,316,000 representing 34.1% of total revenues during the quarter ended September 30, 2001. This increase is mostly due to costs associated with the increase in revenue from our Managing for Tomorrow program. Research and development expenses totaled $4,184,000 or 26.7% of total revenues in the nine-months ended September 30, 2002, a decrease of $1,010,000 or 19.4% compared to expenses totaling $5,194,000 representing 44.0% of total revenues in the nine-months ended September 30, 2001. This is primarily due to the 2001 reductions in workforce discussed in the Recent Developments section above.

     General and Administrative. General and administrative expenses consist of compensation for personnel, fees for outside professional services, amortization of unearned stock-based compensation, allocated occupancy and overhead costs and bad debt. General and administrative expenses decreased by $784,000 or 40.0% from $1,959,000, representing 50.7% of total revenues, in the third quarter of 2001 to $1,175,000, representing 20.6% of total revenues, in the third quarter of 2002. General and administrative expenses decreased by $2,069,000 or 31.9% from $6,494,000, representing 55.0% of total revenues, in the nine-months ended September 30, 2001 to $4,425,000, representing 28.2% of total revenues, in the nine-months ended September 30, 2002. Approximately $700,000 of this decrease is related to a specific net increase in first quarter 2001 to our bad debt reserve for the outstanding balance of a customer that was having difficulty in meeting their payment obligations. The remaining decrease was due to general cost cutting measures since 2001.

     Amortization of Intangible Assets. Amortization expense decreased by $373,000 or 73.6% from $507,000 or 13.1% of revenues in the third quarter of 2001 to $134,000 or 2.3% of revenues in the third quarter 2002. Amortization expense decreased by $784,000 or 50.5% from $1,553,000 or 13.2% of revenues in the nine-months ended September 30, 2001 to $769,000 or 4.9% of revenues in the nine-months ended September 30, 2002. Included in the third quarter of 2001 is $162,000 of goodwill amortization. Effective January

1, 2002, the Company no longer amortizes goodwill and will test goodwill for impairment in accordance with the provisions of SFAS No. 142.

     Asset Impairment Charge. On May 9, 2001 we announced an impairment charge in the first quarter 2001 on intangible assets acquired in connection with the acquisition of the Portland, Oregon-based Interactive Media Group (IMG). The charge was $704,000. In May 2001, management determined that the operations of IMG should be discontinued due to the slowdown in the web design and consulting industry. On May 8, 2001, the Board of Directors approved a plan to immediately discontinue IMG’s operations. The employees of IMG are included in the reduction in workforce described above in the Recent Developments section.

     During the second quarter of 2002, primarily due to a decline in demand for services in the Company’s Care Analytics/Care Management reporting unit, management determined that it was necessary to test for an impairment of long-lived assets. This test was performed in accordance with the provisions of FAS 144, which was adopted by the Company on January 1, 2002. As a result of this test and the subsequent analysis of the fair value of its Care Analytics/Care Management reporting unit, Landacorp recorded an impairment to its long-lived assets in the amount of $3,300,000 during the second quarter of 2002. As discussed in the Factors that May Affect our Future Results section below, the analysis performed to determine the amount of impairment was based on management’s estimate of future results. However, such estimates may need to be revised in future periods, which could result in additional impairment charges.

     Restructuring charges. Restructuring charges of $231,000 and $960,000 were recorded in the three and nine-month periods ended September 30, 2001, respectively. The costs included in the restructuring charges relate to severance costs and the closing of the IMG operations. In May 2001, the Company announced a reduction in work force representing approximately 16%, or 40 employees of the Company’s total work force.

     Stock-Based Compensation. Amortization of unearned stock compensation during the quarters ended September 30, 2002 and 2001 were $54,000 and $267,000, respectively. Amortization of unearned stock compensation during the nine-month periods ended September 30, 2002 and 2001 were $326,000 and $1,087,000, respectively. These amounts have been allocated to cost of sales and operating expenses.

     Interest and Other Income and Interest Expense. Interest and other income consist primarily of earnings on our cash and cash equivalents. Interest and other income amounted to $125,000 for the third quarter of 2001 and $28,000 for the third quarter of 2002, and $603,000 for the nine-months ended September 30, 2001 and $118,000 for the nine-months ended September 30, 2002. The decrease in interest and other income in the third quarter 2002 of $97,000 or 77.6% and the decrease of $485,000 or 80.4% in the nine-months ended September 30, 2002 are due to the decrease in cash from September 30, 2001 to September 30, 2002. Interest expense of $6,000 during the third quarter of 2002 and $5,000 for the third quarter of 2001, and $26,000 during the nine-months ended September 30, 2002 and $18,000 for the nine-months ended September 30, 2001 arises from financing certain fixed assets through capital leases.

     Provision for Income Tax. We recorded no current provision or benefit for federal or state income taxes for the first three quarters of 2001 or 2002, as the Company has incurred net operating losses and has no carry-back potential.

Liquidity and Capital Resources

     Since inception, we have financed our operations through net cash generated from operating activities, and sales of our common stock and preferred stock, as well as debt financing. During February 2000, we completed our initial public offering through which we raised net proceeds of approximately $35 million. As of September 30, 2002, we had $8.5 million in cash and cash equivalents and $1.3 million in working capital with outstanding capital lease obligations totaling $212,000.

     Net cash used in operating activities was $3,043,000 and $8,278,000 during the nine months ended September 30, 2002 and 2001, respectively. Net cash used to fund operating activities in the first nine months of 2002 reflects net losses before non-cash charges for depreciation and amortization, stock-based compensation, asset impairment charge and increases in accounts payable, and deferred revenue, offset by an increase in net accounts receivable and other assets and a decrease in accrued expenses and the restructuring accrual. Net cash used to fund operating activities in the first nine months of 2001 reflects net losses before non-cash charges for depreciation and amortization of intangible assets, provision for doubtful accounts, stock-based compensation, loss on sale of equipment and asset impairment charge, a decrease in net accounts receivable and an increase in deferred revenue, offset by an increase in other current assets and decreases in accounts payable and accrued expenses.

     During the nine months ended September 30, 2002 and 2001, net cash used in investing activities was $678,000 and $698,000, respectively. Investing activities during the nine months ended 2002 and 2001 consisted primarily of purchases of computer equipment, software, office furniture and leasehold improvements, as well as capitalized software development costs during the nine months ended September 30, 2001.

     Net cash used in financing activities was $89,000 for the nine months ended September 30, 2002. Net cash provided by financing activities was $167,000 in the nine months ended September 30, 2001. Net cash used in financing activities for the nine months ended September 30, 2002 resulted from payments under capital lease obligations, collections on notes receivable from officers and proceeds from issuances of common stock. Net cash provided by financing activities for the nine months ended September 30, 2001 resulted from the proceeds from the exercise of common stock options and collections on notes receivable from officers, less certain finance lease payments.

     We anticipate that operating expenses and planned capital expenditures will constitute a material use of our cash resources for the foreseeable future. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents and the net proceeds from the sale of the common stock in our initial public offering will be sufficient to meet our working capital and operating expense requirements for the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financings, although there can be no assurance that such funding will be available on terms acceptable to us. However, if we are not able to sign one or more of the customer contracts presently in negotiations, we will need to seek a strategic partner or raise additional funds within the next twelve months.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We Have a Long History of Losses and May Never Become Profitable.

     We have been in business since 1982 and we have incurred significant losses since that time. We expect to continue to incur losses on an annual basis for the foreseeable future. As of September 30, 2002, our accumulated deficit was $46 million. We expect to incur increased levels of product development, sales and marketing and administrative expenses and, as a result, we will need to increase our revenue significantly to achieve future profitability. Although our revenue has grown in recent quarters, we may not be able to sustain this growth and we may not realize sufficient revenue to achieve profitability. Further, even if we achieve profitability, due to competition and the evolving nature of the disease management, medical management, healthcare information technology and Internet markets, we could fail to sustain or increase profitability on a quarterly or annual basis.

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

We Currently Depend on a Limited Number of Key Customers and the Loss of Any of Them, or Any Future Customer on Whom We May Depend For a Significant Portion of Our Sales, Could Significantly Reduce Our Revenues and Negatively Impact Our Results of Operations, Our Stock Price and Our Future Viability.

     We currently serve a limited number of customers, two of whom accounted for 32% and 11%, respectively, of our revenues for the three-month period ended September 30, 2002. Moreover, because we focus our sales efforts on a small group of potential customers in the health management solutions market we anticipate our operating results will continue to depend on sales to a small number of key customers for the foreseeable future. The loss of, or a reduction in sales to, any of our current customers or our failure to sell our products and services to additional customers would significantly reduce our future revenues and negatively impact our results of operations, our stock price and our future viability.

If We Do Not Hire and Retain Additional Sales, Marketing and Implementation Personnel We May Not Succeed in Implementing Our Growth Strategy and Achieving Our Target Revenue Growth.

     Our future growth depends to a significant extent on our ability to hire additional sales, marketing and implementation personnel in response to any increase in our customer base. Competition for these people is intense. We have experienced difficulty in hiring qualified sales and marketing professionals, as well as database administrators, and we may not be successful in attracting and retaining such individuals in part due to our recent reductions in force. If we do not hire additional qualified sales and marketing personnel, we may not succeed in implementing our growth strategy and our targeted revenue growth may not be achieved. In addition, even if our sales increase, our market penetration and revenue growth will be limited if we are unable to hire additional personnel to implement the medical management solutions we sell.

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

     We do not believe that the departure of Eugene Cattarina, our President and Chief Executive Officer, will have a material adverse effect on our business and results of operations. Our current President and Chief Executive Officer, Eugene Miller, assumed these positions in January 2002.

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

We enter into Disease Management contracts that provide guaranteed levels of performance to our customers, and we may be required to refund to customers a significant portion of the subscription fees paid to us if we fail to achieve the guaranteed performance criteria.

     From time to time, the Company may enter into Disease Management contracts pursuant to which we guarantee certain minimum levels of cost savings or other performance measures to the customer. Under such contracts, we often agree to reimburse all or a portion of the subscription fees paid to us by the customer if we fail to achieve such minimum cost savings. Due to the large number of variables, many of which are not within our control, that could impact the realization of such minimum cost savings, there can be no assurance that we will achieve such savings. If we do not achieve the necessary cost savings we may be obligated to reimburse significant portions of the subscription fees paid to us by customers, we will not recognize the revenue associated with such fees and our business and reputation may be harmed. As of September 30, 2002, we had four contracts that contain some level of performance guarantee.

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

     Our funds are limited. They consist of the net proceeds of our initial public offering, together with other cash and cash equivalents and limited anticipated cash flow from operations. We believe that these funds will be sufficient to meet our capital and operating expense requirements for the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financings if such funding is available on terms acceptable to us. However, if we are not able to sign one or more of the contracts presently in negotiations, we will need to seek a strategic partner or raise additional funds within the next twelve months. If we cannot raise capital on acceptable terms and when needed, we may not have the resources to develop new products or enhance existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated events.

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

     The impairments recorded during the quarter ended March 31, 2001 and the quarter ended June 30, 2002 were based on assumptions that reflected management’s estimate of future results. However, such estimates may need to be revised in future periods, which could result in additional impairment charges.

Our Stock Price Has Been Highly Volatile, and Your Investment Could Suffer a Decline in Value.

     The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results;

•	failure to achieve, or changes in, financial estimates by securities analysts;

•	announcements of new products or services or technological innovations by us or our competitors;

•	conditions or trends in the healthcare industry;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel and/or members of our board of directors;

•	increases and decreases in our customer base;

•	litigation or threats of litigation;

•	regulatory developments or changes in regulatory guidance;

•	sales of our common stock; and

•	developments regarding our patents or other intellectual property or that of our competitors.

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

There May Not be an Active, Liquid Trading Market For Our Common Stock. As of the Opening of Trading on November 7, 2002, Our Common Stock Has Traded on the NASDAQ Stock Market’s SmallCap Market.

     There is no guarantee that an active trading market for our Common Stock will be maintained on the NASDAQ SmallCap Market. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

     We are currently trading below $1 per share, the minimum bid price per share required for continued listing on the NASDAQ SmallCap Market. In addition, the NASDAQ recently proposed certain rule changes which, if adopted in their current form, may require us to make significant changes to the membership of our board of directors and audit committee. If our stock continues to trade below the minimum bid price per share, or if we were to be unable to comply with any new rules within the time frame prescribed by the NASDAQ, we could be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

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

     The primary objective of our investment activities is to preserve principal, while maximizing yields and avoiding a significant increase in risk. To achieve this objective, we invest in highly liquid and high-quality money market accounts that invest in debt securities. Our investment in debt securities is subject to interest rate risk. To minimize the exposure due to adverse shifts in interest rates, we invest in money market accounts that invest only in short-term securities that maintain an average maturity of less than one year and debt securities that also have an average maturity of less than one year. As a result, we do not believe we are subject to significant market risk.

Item 4.  Company Disclosure Controls and Procedures

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Management, including the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults in Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

3.1 (1)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2 (2)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant
3.3 (1)	Bylaws of the Registrant
4.1 (1)	Specimen Common Stock Certificate
4.2 (1)	Registration Rights Agreement dated October 29, 1997, as amended
4.3 (3)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000

99.1	Certification of Chief Executive Officer and Chief Operating and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.

(b)  Reports on Form 8-K

We filed a Current Report on Form 8-K with the SEC dated July 31, 2002, reporting that we entered into the First Amended and Restated Services and Systems Agreement (the “Amended Agreement”) with Lifeguard, Inc., a private not-for-profit heath plan, and its affiliate Lifeguard Insurance Co. (Collectively, “Lifeguard”).

We filed a Current Report on Form 8-K with the SEC dated October 15, 2002 reporting that we entered into the Second Amended and Restated Services and Systems Agreement with Lifeguard (the “Second Amended Agreement”). The Second Amended Agreement amends and restates the original November 2001 Services and System Agreement, which was first amended on July 31, 2002. The Second Amended Agreement provides, among other things, that the Amended Agreement will terminate on November 30, 2002 and no fees paid to Landacorp will be reimbursable to Lifeguard. Among certain other changes, the Company and Lifeguard have agreed to delete from the Amended Agreement certain provisions relating to The Company’s obligations to reimburse Lifeguard for certain fees and to indemnify Lifeguard and its affiliates for certain liabilities.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDACORP, INC. (Registrant)

Dated: November 11, 2002	By:	/s/ Eugene Miller

Eugene Miller President, Chief Executive Officer

Dated: November 11, 2002	By	/s/ Mark Rapoport

Mark Rapoport Chief Operating Officer and Chief Financial Officer

SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, Eugene Miller, President and Chief Executive Officer of Landacorp, Inc. certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Landacorp, Inc;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002	/s/ Eugene Miller

Eugene Miller Chief Executive Officer

SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, Mark Rapoport, Chief Operating Officer and Chief Financial Officer of Landacorp, Inc. certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Landacorp, Inc;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002	/s/ Mark Rapoport

Mark Rapoport Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Registration Rights Agreement dated October 29, 1997, as amended
4.3(3)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000
99.1	Certification of Chief Executive Officer and Chief Operating and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.