Form 10-K
period 2002-12-31
LANDACORP INC
filed 2003-03-28
CIK 1058177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-29377

Landacorp, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	94-3346710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
Eugene J. Miller President and Chief Executive Officer 4151 Ashford Dunwoody Road, Suite 505 Atlanta, Georgia 30319 (404) 531-9956
(Address, including zip code, or registrant’s principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of Act).     Yes ☐          No ☑

      The aggregate market value of the voting and non-voting common stock held by persons other than those who may be deemed affiliates of the Company as of March 20, 2003, was $4,862,809. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the Registrant’s Common Stock outstanding as of March 20, 2003 was 15,964,593.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

LANDACORP, INC.

2003 ANNUAL REPORT ON FORM 10-K

PART I

       This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. Examples of such forward-looking statements include projections of our future results of operations or of our financial condition and plans to hire additional personnel; our market opportunities; deployment, capabilities and uses of our products and services; advantages and advancements that may be enabled by our products; product development and product innovations; developments in the healthcare and population health management industries; expansion of our intellectual property portfolio; growth in our research and development, sales, marketing and general administrative expenses; and anticipated trends in our business. Actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors including, but not limited to, Landacorp’s dependence on a limited number of products with limited market acceptance and other risk factors that are discussed in this Form 10-K and the Company’s other filings with the SEC. Such statements reflect the judgment of the Company as of the date of this annual report on Form 10-K with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth below, which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Landacorp undertakes no obligation to update forward looking statements.

      Landacorp, Maxsys II, maxMC, and Managing for Tomorrow are trademarks or registered trademarks of Landacorp, Inc. All other trademarks are the property of their respective owners.

Item 1.     Business

Overview

      Landacorp provides population health management solutions to healthcare payer and delivery organizations. Our innovative predictive modeling and chronic condition management programs work together with our Internet-and Windows®-based medical management software to deliver comprehensive solutions that can help our clients better manage their at-risk patient populations. This can result in prevented and reduced cost, while improving health outcomes. Combined, our products and services comprise a unique set of capabilities that support our customers across the continuum of patient care.

      Landacorp’s care management solutions — our predictive modeling and chronic condition management capabilities — help health plans and other payers identify and intervene with members who have health conditions like asthma, diabetes and heart disease and are at risk for potentially high predicted expenditure outcomes associated with their condition. These member-focused solutions help our clients manage the health of these members through the delivery of consistent and appropriate educational information and self-management materials, or through referral to the customer’s nurse case managers. Taken together, Landacorp’s care management solutions allow customers to integrate targeting capabilities with a wide range of multi-disease intervention solutions to reach identified at-risk members. These programs also support our clients’ branding and marketing efforts by helping them build stronger, more binding relationships with their members through the communication tools and methodologies used to deliver information.

      Landacorp’s medical management software solutions help healthcare payers, and hospitals and healthcare delivery systems manage the cost and care of their patients by documenting treatment, ensuring that clinical guidelines and government compliance requirements are met, and by automating the workflow and processes surrounding care coordination activities. These applications use customer-defined business process rules to streamline administrative and business processes; facilitate interaction among various healthcare participants; and minimize inefficient paper-, fax- and phone-based communications. Our software solutions utilize an n-tiered system architecture that enables them to complement existing information systems, as well as other Internet-based products, with a rich set of functions. They are flexible and secure, and can be deployed across a broad range of computing environments. They are also scalable, allowing our customers to configure and adapt them to fit their unique administrative and business requirements and processes.

      Landacorp was incorporated on April 27, 1982 as Landa Management Systems Corporation, a California corporation. We reincorporated as Landacorp, Inc., a Delaware corporation, on December 3, 1999. In October of 2000, we acquired ProMedex, Inc., which provides our Managing for Tomorrow® member-driven chronic condition management products. In November 2000, we acquired PatientCentrix, Inc., which provides our care analytics, predictive modeling and targeting solutions. These capabilities comprise our care management solutions.

      Landacorp offers four solutions to healthcare payers. maxMC™ and e-maxMC, its web-enabling application, are our medical management software products for this market. Our Managing for Tomorrow programs are a unique, high-tech/light-touch approach to chronic condition management that is designed to improve member self-management skills. These skills are essential to reducing modifiable risks associated with chronic diseases, pregnancy, smoking, weight management, and general wellness. Our care analytics solutions provide disease management predictive modeling and interventional targeting workflow software. As of December 31, 2002, 18 payer organizations that claim to have a combined membership of approximately 48 million participants were using our products, all of which are being implemented or are operational and in use among our client base.

      Our solutions benefit payers by:

•	analyzing data to identify and target health plan members with chronic conditions who are at risk for an acute-care episode;

•	providing interventional software to support the health plan in engaging with members to modify their behavior prior to a costly acute-care episode;

•	providing intervention services to members with chronic diseases;

•	providing members with health kits and educational information relevant to their disease type and disease states;

•	providing general wellness programs such as smoking cessation and weight management;

•	aggregating member data for trend analysis and decision support;

•	automating and streamlining administrative and business processes, and clinical procedures and transactions to enhance operational efficiencies;

•	increasing adherence to clinical guidelines to reduce delivery of inappropriate care;

•	enhancing member satisfaction and supporting their marketing, branding and service efforts by providing consumer, member, or patient access to products, services and educational materials via the use of multiple media; and

•	providing additional revenue opportunities.

Members benefit from:

•	increased access to health information content;

•	empowerment and self-care, including participation in case management, disease management and wellness programs; and

•	improved information flow such as referral tracking, claims status inquiries and personal information updating.

      Maxsys II™ is our medical management software product for hospital and healthcare delivery systems. As of December 31, 2002, approximately 139 hospitals were using Maxsys II or its predecessor, Maxsys I, which we no longer market, but continue to support with a maintenance program.

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

Products

      Landacorp’s population health management solutions are identified under two solutions groups: Care Management and Medical Management Software. For the year ended December 31, 2002, these product groups accounted for 59.1% and 40.9% of revenue, respectively.

Care Management

      Our Care Management solutions are comprised of our Care Analytics predictive modeling and targeting capabilities and our Managing for Tomorrow chronic condition management programs.

      Landacorp’s Care Analytics capabilities provide data compilation, warehousing and analysis solutions that help payer organizations identify and intervene with their potentially high-cost members. These solutions have been designed to help improve the efficiency and results of health and disease management programs by helping reduce healthcare costs through early identification and intervention with high-risk members. This is achieved by identifying the potentially high-cost sub-set of a health plan’s members and facilitating interventions with them before serious health problems occur. As a result, health plans can save significant medical management expense, while helping prevent members from experiencing acute, adverse health episodes that may require hospitalizations.

      These predictive modeling and database building applications provide a full-service solution for targeted and proactive ambulatory care management needs. They support large-scale implementation of patient-centric healthcare management by managing and analyzing a variety of sources of claims data (e.g., medical claims, prescription data, membership, UR data and lab data) to facilitate rapid claims warehousing, and patient-centric and provider profiling for over 20 disease states. Patients are stratified according to their degree of risk, allowing an organization to appropriately deploy resources and programs.

      Our Managing for Tomorrow programs empower consumers to become active participants in managing their health. This is achieved by connecting patients, providers and health plans to improve self-management skills that are essential to reducing modifiable risks associated with chronic diseases, pregnancy, smoking, weight management, and general wellness. Managing for Tomorrow is a Landacorp-developed approach to health management that uses technologies including the Internet, advanced telephony, and conventional media to contact, profile, stratify and intervene with a health plan’s members. Based on their responses to a health risk assessment, a customized, informative health guide is created for each respondent and is provided along with lab test kits (if appropriate). Program participants use these tools to help self-manage their condition and to enhance their relationship with their physician. Participants who require intervention from a registered nurse are electronically transferred to the health plan’s case management department for follow-up. These care managers can then work with the participant utilizing Landacorp’s Web-based case management tool. Outcomes measurement and reporting are built into all programs. All intervention programs include communications tools to facilitate providers and patients working together.

      Landacorp provides Managing for Tomorrow programs for the following health conditions: asthma, cardiac disease, congestive heart failure, diabetes, pregnancy risk management, weight management, hypertension and smoking cessation. Through these programs, participants can achieve an improved quality of life from better self-management skills and treatment compliance; improved healthcare access; early detection and preventive care options. The Managing for Tomorrow programs and services do not require additional staffing, software or hardware, and are fully compatible with existing internal programs. Additionally, they include tools for risk prioritization, personal guides for member self-management, goal setting, incentives and re-evaluations.

      Health plans can realize the following benefits from these programs:

•	Reduced direct cost of care for many chronic conditions;

•	Improved patient and clinical compliance and outcomes;

•	Improved multiple Health Plan Employer Data and Information Set (HEDIS®) scores while providing outcomes monitoring;

•	Enhanced formulary compliance through education and provider feedback;

•	Strengthened relationships with members;

•	Market differentiation;

•	Enhanced branding; and

•	Additional revenue opportunities.

      Program sponsors, such as employers, can benefit from:

•	Reduced healthcare costs;

•	Reduced absence from work;

•	Improved productivity; and

•	Improved employee morale.

      Participants can benefit from:

•	Improved knowledge of their condition;

•	Improved self-management skills;

•	Regular monitoring of their condition;

•	Improved quality of life and sense of well-being; and

•	Strengthened relationships with their healthcare provider.

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

      With e-maxMC, Landacorp provides Web-enabling companion software to maxMC that allows health plans and provider organizations to interact over the web to achieve more timely and cost-effective medical management. Authorized users can interact with a hosting payer organization for a variety of applications using web browsers and industry-standard protocols.

      The flexible and open design of our medical management software solutions enables us to configure them to address our customers’ evolving needs and specific clinical, administrative and business requirements. Among their key features are:

•	Rules Based Processing Capabilities. Our workflow engine utilizes a series of customized “if . . . then . . .” associations to trigger actions based upon changes in the state of any data within the database (e.g., automatically notifying a case manager if a high-risk authorization is requested).

•	Clinical Guidelines Integrated into Workflow Applications. Our solutions incorporate industry standard clinical guidelines and specific medical management criteria provided by our customers into automated authorization, case management and disease management workflow processes.

•	Interfacing Capabilities. We have built more than 250 interfaces, which enable efficient integration of our medical management solutions with other data systems. An interface is a method for transferring data from one system to another and a point at which a user can automatically launch a third-party program from within a given data system.

•	Trend Analysis and Decision Support Tools. Our solutions enable healthcare personnel to view data in graphical formats to identify trends and spend more time resolving issues rather than identifying them.

      maxMC is Landacorp’s core medical management solution for payers. maxMC integrates a payer’s internal medical management guidelines and clinical, administrative and business processes with specific information about a payer’s members. Key functions of this product include:

•	Care Coordination Center. This function verifies membership and benefits eligibility and incorporates industry standard clinical guidelines, including InterQual® and Milliman & Robertson Care Guidelines, and criteria provided by the payer into the treatment decision process to ensure consistent decisions about care across member populations. Medical management staff may intervene early to maximize the member’s benefits and alternatives for care, while ensuring coordination of services from home through acute and outpatient care. Completed decisions may then be promptly and directly exported to the claim adjudication system.

•	Case and Disease Management. This function supports both case management and disease management programs using a combination of clinical disease assessment protocols selected by the client. The client can apply these protocols to determine appropriate levels of care, perform short- and long-term care planning and minimize costly unnecessary procedures. The client can deploy health assessments to identify members requiring case or disease management, care planning or healthcare education.

•	Credentialing. This function assists with maintenance and review of healthcare provider credentials by automating the maintenance and review of physician and other care provider information, such as continuing medical education credits, medical board certifications and records of disciplinary and other adverse actions. Using this function, a payer can efficiently send requests for data to the National Practitioner Data Bank and other governmental bodies, and receive and incorporate that data in its systems for use in regulatory compliance and other decision-making.

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

      Maxsys II is Landacorp’s medical management solution for hospitals and healthcare delivery organizations. It enables them to improve communications and apply more efficient workflow tools to the healthcare delivery process. Maxsys II is the successor to our Maxsys I product, which we no longer market but continue to support with a maintenance program. Key functions of our Maxsys II solution include:

•	Case/Utilization Management. This function helps ensure that patients receive appropriate levels of care and minimizes expenses associated with inappropriate and unduly lengthy hospital stays. It enables providers to reduce inefficient use of human resources and reduce denials of reimbursement by payers resulting from failure to follow payer guidelines. Our provider customers achieve these outcomes through the automation of the initial evaluation and on-going review of patient care in order to monitor compliance with clinical guidelines, including guidelines provided by the provider customer and industry standard clinical guidelines, such as InterQual and Milliman & Robertson Care Guidelines.

•	Quality Management. This function helps identify deficiencies in patient care or provider performance and alerts process improvement personnel in order to promote early intervention. It allows a provider organization’s staff to monitor and evaluate care processes, treatments, operative procedures and outcomes. It also permits quality managers to better monitor high-cost, high-risk procedures and to enforce quality initiatives by providing variance reporting, process monitoring and centralized data.

•	Risk Management. This function helps to reduce financial losses by automating and supporting timely and thorough investigations, interventions, communication and education regarding potential and actual claims. This function enables a provider organization’s risk management staff to be notified instantly as incidents are reported by personnel anywhere within the organization. The function also supports efficient management, tracking and analysis of potential and asserted claims by patient/episode, staff members, physicians, allied health professionals and visitors.

•	Infection Control. This function facilitates effective management of epidemiology and analysis of treatment protocols based on the National Nosocomial Infections Study model, which reports the national standards for epidemiological studies. The function eliminates redundant manual data entry by extracting pertinent data from other sources in a provider organization’s information technology system and from data collected by case and quality management staff.

•	Credentialing. This function supports the tracking of provider (i.e.; physician) credentials by automating the maintenance and review of care provider information such as continuing medical education credits, medical board certifications and records of disciplinary and other adverse actions. It also facilitates the exchange of data with the National Practitioner Data bank and other governmental bodies.

Services

      We offer our payer and provider customers comprehensive implementation and consulting services.

      Care management:

•	disease management call center design and implementation;

•	disease management intervention training;

•	actuarial and other consulting services;

•	marketing tools and support;

•	call center support services; and

•	fulfillment and distribution facilities and services.

      Medical Management software:

•	project management;

•	identification of customer-specific system requirements;

•	consideration of interactions between our solutions and our customer’s information systems and designing appropriate administrative, clinical and business processes;

•	building proprietary interfaces to other systems and configuring hardware and software to support the customer’s administrative, clinical and business processes;

•	training customer personnel;

•	delivery of our software solutions via an application service provider (ASP) model;

•	designing and implementing branding strategies and sticky applications based on our care management solutions;

•	determining hardware and software requirements; and

•	providing general health content, disease management tools and e-commerce capabilities.

Customers

      Landacorp targets payer organizations with membership ranging from 50,000 to several million covered lives. We currently serve 18 payer organizations that claim to have a combined membership of approximately 48 million participants. Our top healthcare payer customers are Aetna, Highmark (Blue Cross Blue Shield of Western Pennsylvania), WellPoint, Blue Cross Blue Shield of North Carolina, Blue Cross and Blue Shield of South Carolina, ONE (part of Great West Life Assurance Company), and Renal Management Systems (a

subsidiary of Baxter International Inc.). Highmark, Blue Cross Blue Shield of North Carolina, Wellpoint and Renal Management Systems are currently using our maxMC solution. Renal Management utilizes maxMC’s disease management functionality, which was implemented using a central database and twenty-two remote satellite operations throughout the United States. Blue Cross Blue Shield of North Carolina is also using our e-maxMC Web-enabling solution. Aetna, Blue Cross and Blue Shield of South Carolina, and ONE utilize our care management solutions.

      During 2002, ONE and Blue Cross and Blue Shield of South Carolina accounted for 21% and 15% of our revenue, respectively. The loss of, or a reduction in sales to, any of our current customers or our failure to sell our products and services to additional customers would significantly reduce our future revenues and negatively impact our results of operations, our stock price and our future viability.

      We target hospitals and healthcare delivery organizations with licensed beds ranging from several thousand to as few as 250. We currently serve approximately 139 such organizations. Among our leading provider customers are Rush Presbyterian-St. Lukes’s Medical Center, University of Texas M. D. Anderson Cancer Center, BJC Health System, Atlantic Health System, Baptist Healthcare Systems, Inc., and New York and Presbyterian Healthcare System. Many of our hospital provider customers continue to use Maxsys I, the predecessor of Maxsys II, which we no longer market, but continue to support with a maintenance program.

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

      We have developed an open architecture standard, allowing separate functional components to run on several different hardware platforms. Maxsys II and maxMC are based on the leading fourth generation language of PowerBuilder™ and run on standard Intel®-compatible personal computers accessing Oracle databases. Our common object request broker architecture, or CORBA, based rules engine runs on Microsoft Windows™-NT and Windows™ 2000. e-maxMC, which utilizes Java®, Java Servelets, Enterprise Java Beans™ (EJB), and XML for its functionality and either Microsoft’s Internet Explorer™ or Netscape’s Netscape Communicator™ browsers for the provider interface, makes use of any Internet capable system with the application itself being served by leading UNIX® or Microsoft NT platforms. Our data interface engine operates on the leading UNIX or Microsoft NT/2000 platforms. Additional servers may be placed in the system, such as report servers, fax servers or additional web/application servers, in order to ensure scalability and fault tolerance without performance loss. The interaction of all these services, applications, and middleware makes the system truly n-tiered, rather than two-tiered (client/server) or three-tiered (client/application/server). Our Care Analytics predictive modeling and targeting applications have been developed using Visual Basic and runs on the same desktop platforms accessing Microsoft SQLServer databases. Our Managing for Tomorrow program utilizes Oracle databases, Interactive Voice Response and Web-based front-ends with PLSQL to script out the health risk assessment rules.

      Total Research and Development expenditures, including expenditures for our IT Operations in Care Management, for 2000, 2001 and 2002 were $4,214,000, $6,361,000, and $5,351,000, respectively.

Competition

      The market for our population health management solutions is highly competitive and is characterized by rapidly changing technology, evolving user needs and the frequent introduction of new products and services. Our care management products compete against disease management companies including American

Healthways, CorSolutions, Lifemasters and Matria Healthcare. Our principal competitors in the medical management software payer market are HPR (a subsidiary of McKesson HBOC), MEDecision, TriZetto, and others. In the medical management software healthcare delivery market, we compete against MIDS (a division of Affiliated Computer Systems, Inc.), SoftMed Systems and others.

      We believe that the absence of vendors capable of providing flexible, stand-alone medical management and care management products and service, as well as an integrated population health management solution to support the continuum of patient care represents a significant market opportunity for Landacorp. We expect that competition will continue to increase as a result of consolidation in the Internet, information technology and healthcare industries. We believe that the principal factors affecting competition in our markets include product functionality, performance, flexibility and features, use of open standards technology, quality of service and support, company reputation, price, scalability and overall cost of ownership.

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

Employees

      As of December 31, 2002, we employed 153 employees.

      Our success depends on our continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the information technology industry, particularly for talented software developers, service consultants, and sales and marketing personnel. We may not be able to attract and retain qualified personnel in the future.

      We employ an internal direct sales force. We have eight employees directly involved in the sales effort.

      Our employees are not members of any labor union. We consider our relations with our employees to be good.

Item 2.	Description of Property

      The Company maintains offices in Atlanta, Georgia, Chico, California and Raleigh, North Carolina. We have under leases approximately 61,000 square feet of office space, of which approximately 53,000 is currently utilized. We anticipate that our current facilities are adequate for our current needs.

Item 3.	Legal Proceedings

      Landacorp is not currently involved in any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      As of February 28, 2003, there were approximately 181 registered holders of our common stock. Our common stock is currently listed for quotation on the NASDAQ Stock Market’s SmallCap Market System under the symbol “LCOR”. From our Initial Public Offering in February 2000 until November 2002, the Company’s common stock was listed on the NASDAQ National Market System. The following table sets forth for the period indicated, the high and low prices of our common stock as quoted in the NASDAQ Stock Market’s National Market System for periods prior to the fourth quarter of 2002, and as quoted in the NASDAQ Stock Market’s SmallCap Market System thereafter:

	2001		2002

	High	Low	High	Low

Quarter ended March 31,	$4.00	$1.78	$1.78	$0.95
Quarter ended June 30,	1.99	1.17	1.49	0.85
Quarter ended September 30,	1.80	0.91	1.05	0.10
Quarter ended December 31,	1.69	0.42	0.53	0.18

      We have not paid any dividends since our inception and do not intend to pay any dividends on our capital stock in the foreseeable future.

      The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

      During the year ended December 31, 2001, we issued and sold approximately 124,000 unregistered shares of common stock pursuant to exercise of options that we assumed in connection with the acquisition of PatientCentrix.

Equity Compensation Plan Information

      The following table provides information as of December 31, 2002 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (A))
Plan category	(A)	(B)	(C)

Equity Compensation Plans Approved by Security Holders	3,844,361	$1.11	2,346,530(1)
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	3,844,361	$1.11	2,346,530

(1)	Consists of shares available for future issuance under the 1998 Equity Incentive Plan and the 1999 Employee Stock Purchase Plan. As of December 31, 2002, an aggregate of 477,630 shares of Common Stock were available for issuance under the 1999 Employee Stock Purchase Plan and 1,868,900 shares of Common Stock were available for issuance under the 1998 Equity Incentive Plan.

Item 6.	Selected Consolidated Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)

      You should read the following selected financial data in conjunction with our financial statements and their related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. We derived the following statement of operations data for the years ended December 31, 2000, 2001 and 2002, and the balance sheet data as of December 31, 2000, 2001 and 2002, from the audited financial statements included at the end of this report. We derived the following statement of operations data for the year ended December 31, 1998 and 1999 and the balance sheet data as of December 31, 1998, 1999 and 2000 from audited financial statements not included elsewhere in this report.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except share data)
Statement of Operations Data
Revenue	$6,217	$9,310	$13,760	$15,963	$23,397
Gross profit	3,465	5,645	7,996	6,429	12,501
Operating Expenses	5,450	8,130	16,264	23,926	20,351
Net loss	(1,910)	(2,399)	(6,557)	(16,846)	(7,734)

Net loss per share:
Basic and diluted	(1.83)	(1.86)	(0.57)	(1.12)	(0.50)

	December 31,

	1998	1999	2000	2001	2002

	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$2,032	$1,884	$21,752	$12,274	$10,008
Working capital (deficit)	455	(1,035)	17,918	5,685	2,903
Total assets	4,313	5,859	45,821	31,550	25,319
Capital Lease Obligations	—	441	229	152	181
Stockholders’ equity	899	514	35,661	20,688	13,475

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Landacorp provides population health management solutions to healthcare payer and delivery organizations. Our innovative predictive modeling and chronic condition management programs work together with our Internet-and Windows®-based medical management software to deliver comprehensive solutions that can help our clients better manage their at-risk patient populations. This can result in prevented and reduced cost, while improving health outcomes. Combined, our products and services comprise a unique set of capabilities that support our customers across the continuum of patient care.

      Landacorp’s care management solutions — our predictive modeling and chronic condition management capabilities — help health plans and other payers identify and intervene with members who have health conditions like asthma, diabetes and heart disease and are at risk for potentially high predicted expenditure outcomes associated with their condition. These member-focused solutions help our clients manage the health of these members through the delivery of consistent and appropriate educational information and self-management materials, or through referral to the customer’s nurse case managers. Landacorp’s medical management software solutions help healthcare payers, and hospitals and healthcare delivery systems manage the cost and care of their patients by documenting treatment, ensuring that clinical guidelines and government compliance requirements are met, and by automating the workflow and processes surrounding care coordination activities. These applications use customer-defined business process rules to streamline administrative and business processes; facilitate interaction among various healthcare participants. As of December 31, 2002, 18 payers who claim to have a combined membership of approximately 48 million participants were using our payer solutions, and approximately 139 hospital providers were using our provider solutions. We have historically derived revenues from the installation and licensing of our maxMC and Maxsys solutions, sublicensing third-party software applications as part of system implementations and delivery of post-contract customer support, training and consulting services. We are currently focusing our primary development, sales and marketing efforts on our Care Management and Medical Management solutions. Although we do not anticipate future system sales or enhancements of Maxsys I medical management software product, we continue to provide maintenance services to, and receive maintenance fees from, customers who purchased this product in the past. We plan to continue to support Maxsys I for the foreseeable future as a service to such customers and pursuant to ongoing contractual obligations.

      Traditionally, we have recognized software sales revenues and associated costs using the percentage-of-completion method, with labor hours incurred relative to total estimated contract hours as the measure of progress towards completion. We recognize revenues from sublicensing of third-party software upon installation of such software. We recognize revenues from support services ratably over the support period. We recognize revenues from training and consulting as such services are delivered.

      The Company delivers Care Management program services through a per participant annual enrollment fee and through a subscription-based fee structure that provides for implementation services at a fixed hourly rate and a subsequent monthly subscription fee based upon the number of members maintained by the payer organization. Payments for participants’ annual enrollment fees are generally received at the beginning of the enrollment period. Revenue is recognized on an effort-based measure over the enrollment period as the services are provided and the obligations to the participants are fulfilled. Such obligations include the delivery of health risk assessment surveys, tailored health guides and certain lab test kits.

      Other miscellaneous revenue is recognized as services are provided and obligations to the customer are fulfilled.

      To accelerate the implementation of elements of our business, we may target and pursue strategic acquisitions and relationships, such as marketing alliances with vendors of complementary products and services and partnerships with Internet providers of healthcare content, disease management and health-related e-commerce services. Investigating or entering into any such strategic relationships could lead to additional expenditures.

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

      Revenue recognition. The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of software license and implementation fees, related maintenance and software service fees, and care management programs. Deferred revenue consists of maintenance billings and annual enrollment fees due in advance of service periods. From time to time, the Company may enter into care management contracts that guarantee certain cost savings or other performance measures to the customer. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company defers revenue equal to either the maximum potential amount of fees that are refundable, or such amount that is determined by management to be reasonable based on historical performance under the contract. Such revenue will not be recognized until the performance criteria have been met. The Company’s revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and AICPA Statement of position No. 97 — 2 “Software Revenue Recognition”. The Company follows specific and detailed guidelines in measuring revenue; however certain estimates and judgments affect the application of the revenue policy. These estimates include the estimated contract hours and time to complete for percentage of completion accounting, and the effort-based measures used in services accounting. Changes in conditions or new contract terms could cause management to determine these estimates and judgments must be revised. Such changes or revisions could adversely affect the revenue recognition for any reporting period.

      Bad debt. Management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms and trends when evaluating the adequacy of the allowance for bad debt. Significant management judgment and estimates must be made and used in connection with establishing the allowance for bad debt in any accounting period. The accounts receivable balance was $2.8 million, net of allowance for bad debt of $0.3 million as of December 31, 2002. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for bad debt may be required.

      Goodwill. We adopted SFAS 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Accordingly, we discontinued periodic amortization of goodwill of approximately $650,000 annually. Goodwill will be assessed annually on January 1 for impairment by applying a fair-value-based test. Additionally, the standard requires a transitional impairment test during the period of adoption. We have performed the transitional impairment test, which indicated that there is no impairment to goodwill as of January 1, 2002. The projections used to test for impairment of goodwill were based on management’s estimate of future results. The Company will test its goodwill for impairment on an annual basis. Such tests will be based on revised estimates, and may result in future impairments to goodwill.

      Other Intangible Assets. Other intangible assets are amortized on a straight-line basis over the useful life of the asset, which is the period the asset is expected to contribute directly or indirectly to future cash flows. Other intangibles include customer relationships and acquired technology. The lives established for our intangible assets are based on many factors, and are subject to change because of the nature of our operations. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. During the second quarter of 2002, we recorded an impairment charge of $2,450,000 on our intangible assets. Our acquired workforce intangible asset was reclassified to goodwill upon the adoption of FAS 142 on January 1, 2002.

      Restructuring costs. The restructuring accrual is based on certain estimates and judgments related to contractual obligations and related costs. Potential restructuring accruals related to lease contractual obligations could be materially affected by factors such as our ability to secure subleases, the credit-worthiness of subleases and our success at negotiating early termination agreements with lessors. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, we may need to establish additional restructuring accruals or reverse accrual amounts accordingly.

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

      On October 27, 2000 we completed the acquisition of assets and liabilities of the ProMedex business from PMX Holdings, Inc. (“ProMedex”), a leading provider of chronic condition management programs and services. The total purchase price of $4,632,000, consisted of $585,000 cash, $516,000 of the Company’s common stock (250,000 shares), other acquisition related expenses of approximately $319,000, consisting primarily of payment for legal and financial advisory services and the assumption of liabilities of $3,212,000. The purchase price was allocated to intangible assets, including existing technology ($1,600,000), customer base ($510,000), assembled work force ($430,000), and goodwill ($2,092,000).

      On November 2, 2000 we completed the acquisition of PatientCentrix, Inc. (“PatientCentrix”), a leading provider of predictive modeling and targeting. The Company acquired 100% of the shares and assumed all outstanding options of PatientCentrix in return for cash of $5,850,000 paid to the stockholders and option holders, and issuing 1,157,000 shares to the stockholders of PatientCentrix. The price of the shares issued was $1.777 based on the average of the previous 20 trading days prior to the date of the definitive agreement, which was October 31, 2000. We also assumed all the incentive stock options issued by PatientCentrix prior to the acquisition, representing options to purchase up to 1,582,532 of Common Stock of Landacorp with an average exercise price of $1.525. The total purchase price of $11,188,000 consisted of $5,850,000 cash, $2,056,000 of our Common Stock (1,157,000 shares), assumed stock options with a fair value of $2,970,000, and other acquisition related expenses of approximately $312,000, consisting primarily of payment for legal and financial advisory services. Of the total purchase price, approximately $191,000 was allocated to the net tangible assets, approximately $961,000 was allocated to unearned compensation related to our right to repurchase 30% of the shares of the Company’s Common Stock and options to purchase our Common Stock issued to employees of PatientCentrix pursuant to the purchase agreement in the event of such employee’s termination under certain circumstances, and the remainder was allocated to intangible assets, including existing technology ($3,600,000), customer base ($640,000), assembled work force ($280,000), and goodwill ($5,516,000). Additionally, up to $6 million in additional cash could be paid to the shareholders and option holders of PatientCentrix, under the Earn Out provision of the purchase agreement. As discussed in the following paragraphs, the Company reached various settlements with shareholders of PatientCentrix during 2001 affecting this provision. Accordingly, approximately $1,477,000 has been recorded to goodwill as additional purchase price, resulting in a cumulative aggregate purchase price of $12,665,000.

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

      On March 13, 2002, we settled a disagreement with former shareholders and option holders of PatientCentrix regarding the amount of the Earn Out payment due under the PatientCentrix merger agreement. We agreed to pay the former shareholders and option holders of PatientCentrix an aggregate $400,000 in respect of the Earn Out payment. This amount has been recorded as an adjustment to goodwill. As further consideration for the release of all disagreements related to the merger and the Merger Agreement, we agreed to reduce, to $0.39 per share, the exercise price of stock options held by Michael Miele, the major shareholder of PatientCentrix. This re-pricing has been recorded as an acquisition related charge in the amount of $268,000. We also agreed to appoint Mr. Miele to our board of directors until March 2003. Our board of directors has determined that Mr. Miele should remain on our board of directors and stand for re-election at our 2003 annual meeting of stockholders.

      In May 2001, the Company announced a reduction in work force representing approximately 16%, or 40 employees of the Company’s total work force. On August 8, 2001, the Company announced an additional reduction in work force of approximately 18%, or 36 employees.

      During the second quarter of 2002, the Company experienced a decline in demand for services in its Care Management reporting unit, previously referred to as Care Analytics/Care Management. Management determined this to be a triggering event pursuant to the provisions of SFAS No. 144. Consequently, management evaluated the recoverability of its long-lived assets in relation to the Care Management reporting unit. The analysis was first performed on an undiscounted cash flow basis, which indicated an impairment in its Care Management reporting unit. The impairment was then calculated using projections of discounted cash flows over ten years utilizing a discount rate and terminal value commensurate with other Disease

Management companies, and companies of similar size to Landacorp. The assumptions used in this analysis represent management’s estimate of future results.

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

      As of September 30, 2002 the Company’s office in Montclair, NJ was closed.

      On October 9, 2002, the Company announced the early termination of its agreement with Lifeguard, Inc. due to the takeover of the Lifeguard HMO by the State of California’s Department of Managed Healthcare. At that time, the Company amended its agreement with Lifeguard to provide for the early termination of the agreement and to eliminate the Company’s obligation to reimburse any fees paid to the Company by Lifeguard.

      On October 21, 2002, as part of its continuing efforts to reduce costs, the Company eliminated a total of ten positions, or approximately 6% of its workforce.

      Effective at the opening of trading on November 7, 2002, the Company’s common stock began trading on the NASDAQ SmallCap Market. The Company’s common stock continues to trade under the symbol “LCOR”.

      On February 17, 2003, Thomas Stephenson, resigned as Chairman of our board of directors and Eugene Santa Cattarina was appointed Chairman. Mr. Stephenson continues to be a director of the company and will stand for re-election at our 2003 annual meeting of stockholders.

Results of Operations

      The following table presents the statement of operations data as a percentage of total revenues:

	Percentage of Revenues
	Year Ended December 31,

	2000	2001	2002

Revenues:
Program Revenue and Maintenance Fees	29.2%	77.5%	76.6%
System Sales and Consulting Fees	70.8	22.5	23.4

Total revenues	100.0	100.0	100.0

Cost of revenues
Program Revenue and Maintenance Fees	5.7	40.9	34.9
System Sales and Consulting Fees	36.2	18.9	11.7

Total cost of revenues	41.9	59.7	46.6

Gross profit	58.1	40.3	53.4

Operating expenses
Sales and marketing	42.9	35.5	20.0
Research and development	30.6	39.9	22.9
General and administrative	40.1	49.3	25.7
Amortization of intangible assets	4.6	12.7	3.9
Restructuring and acquisition related charge	—	8.1	0.5
Asset impairment charge		4.4	14.1

Total operating expenses	118.2	149.9	87.0

Loss from operations	(60.1)	(109.6)	(33.6)
Interest and other income, net	12.8	4.2	0.6
Interest expense	(0.4)	(0.2)	(0.1)

Net loss	(47.7)	(105.5)	(33.1)

Comparison of Years Ended December 31, 2000, 2001 and 2002

      In 2001, we reclassified our revenue into two distinct revenue streams. Program revenues and maintenance fees represent repeat and recurring revenue streams, such as per member per month licensing and servicing revenues, per participant per year fees and support charges for maintaining software. System sales and consulting fees represent one-off or non-recurring and non-repeat revenue, such as sales of perpetual licenses, implementation and ad-hoc consulting or training services. The revenues and costs for all periods presented herein have been reclassified into these groups for comparison purposes.

      Refer to the Company’s Financial Statements and accompanying notes, contained in Item 8, for additional financial information.

      Revenues. Program revenue and maintenance revenues increased by $8,356,000 or 208% to $12,373,000 in 2001 and increased by $5,542,000 or 45% to $17,915,000 in 2002. The increase from 2000 to 2001 was a result of the acquisitions of PatientCentrix and ProMedex in the fourth quarter of 2000. The increase in program services revenue from 2001 to 2002 was a result of 22% increased enrollment in our Managing for Tomorrow program, approximately $1,100,000 of incremental maintenance revenue for our medical management software, as well as approximately $1,100,000 of revenue recognized from the Lifeguard contract, which was terminated in 2002.

      System sales and consulting fees decreased by $6,153,000 or 63% to $3,590,000 in 2001 and increased by $1,892,000 or 53% to $5,482,000 in 2002. The decrease in revenues between 2000 and 2001 resulted from a decline in the volume of maxMC and Maxsys II contracts, offset by additional revenue from operating the Interactive Media Group from February 2000. The increase in revenues between 2001 and 2002 resulted primarily from additional sales of our maxMC product to several major health plans during 2002.

      Cost of Revenues. Cost of Program Revenue and Maintenance Fees consists principally of personnel related costs, product costs, amortization of unearned stock-based compensation, related department overhead, costs of third party software products, and depreciation of equipment. Cost of Program Revenue and Maintenance Fees increased by $5,737,000 or 732% from $784,000, representing 20% of program service and maintenance revenues, in 2000 to $6,521,000, representing 53% of program service and maintenance revenues, in 2001 and by $1,636,000 or 25% to $8,157,000 representing 46% of program service and maintenance revenues, in 2002. This cost increase from 2000 to 2001 resulted from the acquisitions of PatientCentrix and Promedex in the fourth quarter of 2000. The cost increase from 2001 to 2002 resulted from increased enrollments in our Managing for Tomorrow program. The decrease in gross margin on Program Revenue and Maintenance Fees from 80% in 2000 to 47% in 2001 is attributed to an increase in direct costs associated with the delivery of our Managing for Tomorrow programs. The increase in gross margin on Program Revenue and Maintenance Fees from 47% in 2001 to 54% in 2002 is primarily due to approximately $1,100,000 of incremental software maintenance revenue with minimal associated cost, as well as other efficiencies realized during 2002.

      Cost of system sales and consulting fees consists principally of costs incurred in the implementation of our software products, and other consulting and training personnel costs. The cost of system sales and consulting fees includes personnel costs, amortization of unearned stock-based compensation, reimbursed and non-reimbursed travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. Cost of system sales and consulting fees decreased by $1,967,000 or 39% from $4,980,000, representing 51% of system sales and consulting fees, in 2000 to $3,013,000, representing 84% of system sales and consulting fees, in 2001 and decreased by $274,000 or 9% to $2,739,000 representing 50% of system sales and consulting fees, in 2002. The decrease from 2000 to 2001 in the cost of system sales and consulting fees was primarily due to reduced personnel-related expenses due to the 2001 reductions in force discussed in the Recent Developments section. The decrease from 2001 to 2002 in the cost of system sales and consulting fees was primarily due to reduced personnel related expenses due to the 2001 reductions in force discussed in the Recent Developments section. The decrease in the gross margin on system sales and consulting fees from 49% during 2000 to 16% in 2001 resulted primarily from reduced sales of our medical management software products. The increase in gross margin to 50% in 2002 resulted primarily from the headcount reductions in 2001 as well as increased sales of our medical management software products during 2002.

      Sales and Marketing. Sales and marketing expenses consist principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotions, costs, and department overhead. Sales and marketing expenses decreased by $238,000 or 4% from $5,903,000, representing 43% of total revenues, in 2000 to $5,665,000, representing 36% of total revenues, in 2001 and decreased by $988,000 or 17% to $4,677,000, representing 20% of total revenues, in 2002. The decrease from 2000 to 2001 was primarily due to reduced personnel-related expenses due to the 2001 reductions mentioned in the Recent Developments section. The decrease from 2001 to 2002 was due to the 2001 personnel reductions as well as general cost-cutting measures in this area throughout 2002, including reduced personnel costs and reduced advertising expenditures.

      Research and Development. Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related department overhead and depreciation on equipment. Research and development expenses increased by $2,147,000 or 51% from $4,214,000, representing 31% of total revenues, in 2000 to $6,361,000, representing 40% of total revenues, in 2001 and decreased by $1,010,000 or 16% to $5,351,000, representing 23% of total revenues, in 2002. The increase from 2000 to 2001 was primarily due to increases in salaries, benefits and other personnel-related expenses and stock-based compensation expense arising from both of our acquisitions of PatientCentrix and Promedex described above in the Overview section. The decrease from 2001 to 2002 was related to the reductions in force discussed above in the Recent Developments section.

      General and Administrative. General and administrative expenses consist of compensation for personnel, fees for outside professional services, amortization of unearned stock-based compensation, occupancy and overhead costs. General and administrative expenses increased by $2,346,000 or 43% from $5,516,000, representing 40% of total revenues, in 2000 to $7,862,000, representing 49% of total revenues, in 2001 and decreased by $1,848,000 or 23% to $6,015,000 representing 26% of total revenues, in 2002. The increase in 2001 was primarily due to: additional employees arising from the recent acquisitions; higher professional service fees, stock-based compensation expenses, further discussed in the Stock-Based Expenses section below, and additional office space assumed with our recent acquisitions. Additionally, approximately $407,000 of the increase in 2001 related to a specific net increase in our bad debt reserve for the outstanding balance of a customer that was having difficulty in meeting their payment obligations. The decrease from 2001 to 2002 was due to decreased stock compensation, the 2001 personnel reductions as well as general cost-cutting measures in this area throughout 2002.

      Amortization of intangible assets. Intangible assets that have finite useful lives are amortized over their useful lives. Our intangible assets consist primarily of existing technology and customer base. Our acquired workforce intangible asset was reclassified to goodwill upon the adoption of FAS 142 on January 1, 2002. Amortization of intangible assets increased by $1,402,000 from $631,000 in 2000 to $2,033,000 in 2001. This increase is due to the acquisitions of Promedex and PatientCentrix in the fourth quarter of 2000. Amortization decreased $1,131,000 from $2,033,000 to $902,000 in 2002. This is primarily due to decreased goodwill amortization of approximately $670,000 pursuant to the adoption of FAS 142, the asset impairment charge of $2,450,000 recorded in the second quarter of 2002, as well as the reclassification of acquired workforce to goodwill.

      Restructuring charges. In May 2001, the Company announced a reduction in work force representing approximately 16%, or 40 employees of the Company’s total work force. Also in May 2001, the Company announced its plan to cease operations of its Portland, Oregon-based Interactive Media Group (IMG). On August 8, 2001, the Company announced an additional reduction in work force of approximately 18%, or 36 employees. Restructuring charges of $1,301,000 and $106,000 were recorded in 2001 and 2002, respectively. The costs included in the 2001 restructuring charges relate to severance costs and the closing of the IMG operations and additional lease obligations related to unoccupied office space that the Company had committed to. The charge in 2002 was related to additional estimated real estate lease obligations on office space that was vacated as a result of the reductions in force announced by the Company in May 2001.

      Asset Impairment Charge. On May 9, 2001 we announced an impairment charge in the first quarter 2001 on intangible assets acquired in connection with the acquisition of the Portland, Oregon-based Interactive Media Group (IMG). The charge was $704,000. In May 2001, management determined that the operations of IMG should be ceased due to the slowdown in the Web design and consulting industry. On May 8, 2001, the Board of Directors approved a plan to immediately cease IMG’s operations. The employees of IMG are included in the reduction in workforce described above in the Recent Developments section.

      During the second quarter of 2002, primarily due to a decline in demand for services in the Company’s Care Management reporting unit, previously referred to as the Care Analytics/Care Management reporting unit, management determined that it was necessary to test for an impairment of long-lived assets. This test was performed in accordance with the provisions of FAS 144, which was adopted by the Company on January 1, 2002. As a result of this test and the subsequent analysis of the fair value of its Care Management reporting unit, Landacorp recorded an impairment to its long-lived assets in the amount of $3,300,000 during the second quarter of 2002. As discussed in the Factors that May Affect our Future Results section below, the analysis performed to determine the amount of impairment was based on management’s estimate of future results. However, such estimates may need to be revised in future periods, which could result in additional impairment charges.

      Stock-Based Compensation. In connection with certain stock option grants and common stock issuances during the two years ended December 31, 1999 and 2000, the Company recognized unearned compensation totaling $1,610,000 and $1,521,000, respectively. In 2001 and 2002, the company reduced existing unearned compensation by $718,000 and $144,000, respectively, related to terminations of employees. The 2000 figure of $1,521,000 is net of a credit of $112,000 relating to employees who were terminated during the year. These costs are being amortized over the vesting periods or as the Company’s repurchase rights lapse. Amortization expense recognized during the years ended December 31, 2000, 2001 and 2002, totaled $1,842,000, $1,467,000 and $280,000 respectively, and has been allocated to cost of sales and operating expenses. The Company recorded stock compensation expense of approximately $87,000 and $160,000 in 2001 and 2002, respectively, for the modification of fixed stock option grants.

      Interest and Other Income and Interest Expense. Interest and other income consist primarily of earnings on our cash and cash equivalents. Interest and other income amounted to $1,765,000, $677,000 and $151,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Interest income decreased during 2001 and 2002 as a portion of the proceeds from our initial public offering were utilized to finance our operations. Interest expense decreased by $28,000 or 52% to $26,000 in 2001, and increased by $8,000 or 31% to $34,000 in 2002 due to additional capital lease obligations.

      Income Taxes. No provision or benefit for federal or state income taxes has been recorded for the years ended December 31, 2000, 2001 and 2002, as the Company has incurred net operating losses and has no carryback potential. Based on a number of factors, including the lack of a history of profits and net operating loss carryforward limitations due to changes in ownership, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a valuation allowance has been provided.

      At December 31, 2002, the Company had net operating loss carryforwards of approximately $28,800,000 available to reduce future taxable income. These losses expire at various times beginning in 2003. As a result of substantial changes in the Company’s stock ownership, an ownership change within the meaning of Internal Revenue Code Section 382 occurred in February 1998 which resulted in a limitation on the amount of net operating loss carryforwards that can be used in future years. The amount of the limitation has not yet been calculated. As a result of substantial changes in the Company’s stock ownership subsequent to February 1998, an ownership change may have occurred during 2000 which would result in a limitation on the amount of net operating loss carryforwards that can be used in future years. The amount of the limitation, if any, has not yet been calculated.

Liquidity and Capital Resources

      Since inception, we have financed our operations through net cash generated from operating activities, and private sales of common and preferred stock. During February 2000, we completed our initial public offering through which we raised net proceeds of approximately $35 million. As of December 31, 2002, we had $10.0 million in cash and cash equivalents and $2.9 million in working capital with capital lease obligations totaling $0.3 million.

      Net cash used in operating activities was $8.4 million in 2001 compared to net cash used in operating activities of $1.5 million in 2002. Net cash used to fund operating activities in 2001 reflects net loss before non-cash charges for depreciation and amortization, provision for doubtful accounts, amortization of unearned stock-based compensation, asset impairment charge, loss on sale of property and equipment, and other stock-based compensation, a decrease in accounts receivable, a decrease in other assets, and an increase in deferred revenue, offset by a decrease in accounts payable and accrued expenses. The decrease in accounts receivable is primarily due to several prepayments from customers received toward the end of 2001 as well as reduced billings for system sales and consulting during 2001. The increase in deferred revenue of $2,001,000 was due to the acquisition of Promedex as well as the prepayments in the fourth quarter of 2001. The fees for chronic condition management programs are received at the time of enrollment and revenue is deferred because the obligations to the customer are fulfilled over a period of one year. The decrease in accounts payable and accrued expenses during 2001 is primarily due to the early payment of certain accrued expenses at the end of 2001. Net cash used to fund operating activities in 2002 reflects net loss before non-cash charges for depreciation and amortization, amortization of unearned stock-based compensation, asset impairment charge and other stock-based compensation; an increase in accounts payable, an increase in deferred revenue, offset by an increase in accounts receivable, an increase in other assets and a decrease in accrued expenses. The increase in accounts receivable during 2002 is directly related to increased revenue and billings during 2002. The increase in other assets during 2002 is related to property and equipment that was purchased in 2002, but not placed in service until 2003. The increase in deferred revenue of $953,000 was due to a 22% increase in enrollments in our Managing for Tomorrow program, including several significant billings towards the end of 2002, which contributed to the increase in accounts receivable mentioned above.

      Net cash used in investing activities was $1.2 million in 2001 and $0.8 million in 2002. Investing activities in 2001 consisted primarily of cash paid for computer equipment, office furniture and leasehold improvements, and additions to capitalized software development costs. Investing activities in 2002 consisted primarily of cash paid for property and equipment.

      Net cash generated from financing activities was $144,000 in 2001 and net cash used in financing activities was $20,000 in 2002. Net cash generated from financing activities in 2001 resulted from proceeds from the sale of common stock, net of payments on capital lease obligations. Net cash used in financing activities in 2002 resulted from payments on capital lease obligations, offset by the sale of common stock and repayments of notes receivable from officers.

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

      In January 2001, we amended and restated the LOC Agreement by eliminating the term loan provision and certain covenant requirements. Advances on the LOC Agreement are collateralized by substantially all of our assets, accrue interest at prime plus 0.5%, and are due January 2002. At December 31, 2001, there were no outstanding borrowings under the LOC Agreement. In February 2002, we cancelled the LOC agreement.

      We anticipate that operating expenses and planned capital expenditures will constitute a material use of our cash resources for the foreseeable future. In addition, we may utilize cash resources to fund strategic transactions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents and the remaining proceeds from the sale of the common stock in our initial public offering will be sufficient to meet our working capital and operating expense requirements for the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financings, although there can be no assurance that such funding will be available on terms acceptable to us. However, if we are not able to sign one or more of the customer contracts presently in negotiations, we may need to seek a strategic partner or raise additional funds, subsequent to December 31, 2003.

Related Party Transactions

      The Company is currently holding full recourse notes receivable from directors and officers totaling approximately $163,000, which includes a note receivable from a Director, Eugene Santa Cattarina, in the amount of $96,666. The notes accrue interest at 6% per annum, are collateralized by all shares of the Company’s Common Stock purchased by these individuals and are due and payable in 2006, or immediately in the event of termination of employment.

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt this statement effective January 1, 2003 and we do not believe this will have a material affect on our financial position, results of operations or cash flows.

      In June of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In FAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. We will adopt this statement effective January 1, 2003 and we do not believe this will have a material affect on our financial position, results of operations or cash flows.

      In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We currently follow the appropriate pronouncement as discussed in “Revenue Recognition” and anticipate the Issue to have no significant impact on the results of our operations, financial position, or cash flows.

      In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. We have adopted the disclosure provisions of this interpretation, however, we have not yet determined the effects that this interpretation will have on our financial position, results of operations or cash flows. The Company guarantees performance to certain customers from time to time. These guarantees could include cost savings or other measures such as participant retention in our Managing for Tomorrow program. As of December 31, 2002, the Company had outstanding guarantees of approximately $1,008,000, which is included in deferred revenue.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We Have a Long History of Losses and May Never Become Profitable.

      We have been in business since 1982 and we have incurred significant losses since that time. We expect to continue to incur losses on an annual basis for the foreseeable future. As of December 31, 2002, our accumulated deficit was $44.8 million. We expect to incur increased levels of product development, sales and marketing and administrative expenses and, as a result, we will need to increase our revenue significantly to achieve future profitability. Although our revenue has grown in recent quarters, we may not be able to sustain this growth and we may not realize sufficient revenue to achieve profitability. Further, even if we achieve profitability, due to competition and the evolving nature of the disease management, medical management, healthcare information technology and Internet markets, we could fail to sustain or increase profitability on a quarterly or annual basis.

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

      Our quarterly and annual revenue and operating results have varied significantly in the past and will likely vary significantly in the future due to a number of factors, many of which we cannot control. The factors that may cause our quarterly revenue and operating results to fluctuate include:

•	fluctuations in demand for our population health management products and related services;

•	the ability of customers to provide us with the names of qualified members to enroll in our Managing for Tomorrow member-driven chronic condition management program;

•	the timing of customer orders and product implementations, particularly orders from large customers involving substantial software implementation;

•	the length of our sales cycle, which varies and is unpredictable;

•	the length of our software implementation process varies and often depends on matters outside of our control such as the customer’s ability to commit its resources to the implementation process;

•	our ability to develop, introduce, implement and support new products and product enhancements;

•	the rate of adoption of our population health management solutions, which often require our customers to change some aspects of the way in which they have traditionally conducted business;

•	announcements and new product introductions by our competitors and deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors; and

•	changes in the prices at which we can sell our population health management solutions.

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

      Achieving our growth objectives depends on our population health management solutions achieving widespread market acceptance among healthcare payer organizations. This is difficult to determine at this time. We commercially released our maxMC medical management software in 1997 and acquired the predictive modeling applications and services, and chronic condition management programs in the fourth quarter of 2000. Our solutions currently have limited market acceptance with only 18 payer customers currently using them. Our maxMC medical management software product has achieved a modest degree of market acceptance as we have implemented or are in the process of implementing it at 12 client sites. Realizing market acceptance for our care management solutions will require ongoing enhancement of their features and functionalities, and improved sales and marketing efforts. If we do not gain significant market share for all of our population health management solutions before our competitors introduce alternative products with features similar to ours, our operating results will suffer. Operating results will also suffer if our pricing strategies are not economically viable or acceptable to our customers.

The Healthcare Industry May Not Accept Our Population Health Management Solutions.

      To be successful, we must attract as customers a significant number of healthcare payer organizations, and continue to attract hospitals and healthcare delivery organizations. We cannot determine the extent to which the payer market will accept either our care management or medical management solutions as substitutes for traditional methods of intervening with members with chronic health conditions or processing healthcare information and managing patient care. To date, many healthcare industry participants have been slow to adopt new disease management methodologies and medical management technology solutions. We believe that the complex nature of healthcare processes and communications among healthcare industry participants, as well as concerns about confidentiality of patient information, may hinder the development and acceptance of our population health management solutions.

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

      We depend on a limited number of products and we operate exclusively in the disease management and medical management solutions markets. Prior to our acquisitions of predictive modeling and chronic condition management products, we derived substantially all of our revenue from the sale and associated support of Maxsys II (and its predecessor Maxsys I), MaxMC, a medical management software solution marketed to hospitals, healthcare delivery organizations and health insurance companies. We anticipate that we will continue to generate revenue from the continued sales and support of medical management software solutions. With the acquisitions of Care Management solutions, we have increased our product offering, but it is still limited. Dependence on this limited product line makes us particularly susceptible to the successful introduction of, or changes in market preferences for, competing products. In addition, operating exclusively in the market for population management solutions make us particularly susceptible to downturns in that market that may be unrelated to the quality or competitiveness of our solutions.

We Currently Depend on a Limited Number of Key Customers and the Loss of Any of Them, or Any Future Customer on Whom We May Depend For a Significant Portion of Our Sales, Could Significantly Reduce Our Revenues and Negatively Impact Our Results of Operations, Our Stock Price and Our Future Viability.

      We currently serve a limited number of customers, two of whom accounted for 15% and 21%, respectively, of our revenues for the twelve-month period ended December 31, 2002. Moreover, because we focus our sales efforts on a small group of potential customers in the healthcare industry we anticipate our operating results will continue to depend on sales to a small number of key customers for the foreseeable future. The loss of, or a reduction in sales to, any of our current customers or our failure to sell our products and services to additional customers would significantly reduce our future revenues and negatively impact our results of operations, our stock price and our future viability.

We Are Exposed to the Credit Risk of Some of Our Customers.

      Due to the current slowdown in the economy, the credit risks relating to our customers have increased. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks. We have experienced losses due to customers failing to meet their obligations. Although these losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial conditions.

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

Our Future Success Depends in Significant Part Upon the Continued Service of Our Management Team.

      We have recently experienced significant changes in our senior management, which may be disruptive to our business and may result in the departure of employees and/or customers. Our management team has a great deal of experience in the software, medical management software and healthcare information technology industries in general and in the market for population health management solutions, in particular. While our management is relatively inexperienced in the disease management industry, which is a relatively new market, they are uniquely qualified to manage our business and would be difficult to replace. These employees may voluntarily terminate their employment with us at any time. The search for a replacement for any of our key personnel could be time consuming, and could distract our management team from the day-to-day operations of our business. This could delay the implementation of our growth strategy and negatively impact our ability to achieve targeted revenue growth. In addition, we do not maintain key person life insurance on our key personnel.

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

Our Care Management Solutions Depend on Accurate Member Data Provided by the Client, Which Must be Received on a Timely Basis in Order for Us to Fulfill Our Obligations.

      Our care management solutions rely on claims data such as medical claims, prescription data, member contact information, UR data and lab data for the client to identify and target for intervention members at risk. The inability of a customer to provide this information on a timely basis or the delivery of inaccurate or incorrect data could have an impact on our ability to fulfill customer obligations and deliver guaranteed savings and, therefore, achieve revenue expectations from particular contracts.

Our Managing for Tomorrow Chronic Condition Management Programs Rely on Complex, Proprietary Technology, the Malfunctioning of Which Could Delay or Impede the Realization of Revenue.

      Our Managing for Tomorrow programs rely on the engagement in the program of members targeted by a health plan or other payer organization. In order to fulfill our customer obligations, we rely on an automated system that uses sophisticated technologies and data management processes to contact, profile, stratify and intervene with these members with customized self-management materials. Additionally, this system automates workflow, and monitors and reports on results of the program. Our telecommunications hardware and a significant portion of our data systems reside at an offsite data center owned by a co-location and managed hosting service. The co-location and managed hosting industry is experiencing a severe economic downturn, which could effect our co-location and managed hosting service provider. If our service provider were to curtail or close its business our access to our telecommunications hardware, systems and data could be interrupted until we can make co-location arrangements with a new service provider. Any such interruption or other malfunctions, system downtime or software errors could impede our ability to realize anticipated revenue, lead to an increase in our costs, adversely effect our relationship with our customers, and potentially expose us to liability.

We Enter into Chronic Condition Management Contracts that Provide Guaranteed Levels of Performance to Our Customers, and We May be Required to Refund to Customers a Significant Portion of the Subscription Fees Paid to Us if We Fail to Achieve the Guaranteed Performance Criteria.

      From time to time, the Company may enter into chronic condition management contracts pursuant to which we guarantee certain minimum levels of cost savings or other performance measures to the customer. Under such contracts, we often agree to reimburse all or a portion of the enrollment fees paid to us by the customer if we fail to achieve such minimum cost savings. Due to the large number of variables, many of which are not within our control, that could impact the realization of such minimum cost savings, there can be no assurance that we will achieve such savings. If we do not achieve the necessary cost savings we may be obligated to reimburse significant portions of the enrollment fees paid to us by customers, we will not recognize the revenue associated with such fees and our business and reputation may be harmed. As of December 31, 2002, we had two contracts that contain some level of performance guarantee. As of December 31, 2002 we had deferred revenue of approximately $1,008,000 related to performance guarantees.

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

Our Customers May Encounter System Delays, Failures or Loss of Data When Using Our Internet-Based Medical Management Solution and Internet Capabilities of Our Chronic Condition Management Products and Services as a Result of Disruptions or Other Problems With Internet Services and Internet Access Provided by Third Parties.

      System delays, failures or loss of data experienced by our customers could harm our business. The success of our Internet-based medical management solutions and chronic condition management capabilities depend on the efficient operation of Internet connections among our payer customers and their members and associated providers, and with us. These connections, in turn, depend on the efficient operation of Internet service providers, Internet connections and Web browsers. In the past, Internet users have occasionally experienced difficulties with Internet connections and services due to system failures. Any disruption in Internet access provided by third parties could delay or disrupt the performance of our Internet-based solutions, and consequently, make them less acceptable to payers. Furthermore, we will depend on our customers’ hardware suppliers for prompt delivery, installation and service of the equipment that runs our applications.

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

Consolidation in the Healthcare Industry Could Lead to Large Integrated Healthcare Delivery Systems That May Use Their Enhanced Market Power to Force Price Reductions for Our Population Health Management Solutions and Related Services.

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

      We may review opportunities to acquire other businesses or technologies. In connection with acquisitions, we could:

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

      Our funds are limited. They consist of the net proceeds of our initial public offering, together with other cash and cash equivalents and limited anticipated cash flow from operations. We believe that these funds will be sufficient to meet our capital and operating expense requirements for the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financings if such funding is available on terms acceptable to us. However, if we are not able to sign one or more of the contracts presently in negotiations, we may need to seek a strategic partner or raise additional funds subsequent to December 31, 2003. If we cannot raise capital on acceptable terms and when needed, we may not have the resources to develop new products or enhance existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated events.

We Have Experienced Over $4 Million in Impairments of Our Fixed and Intangible Assets Since the First Quarter Of 2001, And Our Assets May Continue to Become Additionally Impaired in The Future.

      During the first quarter of 2001, we recorded an impairment of intangible assets in the amount of $704,000 in connection with the cessation of operations of our web consulting business.

      During the second quarter of 2002, primarily due to a decline in demand for services in the Company’s Care Management reporting unit, management determined that it was necessary to test for an impairment of long-lived assets. As a result of this test and the subsequent analysis of the fair value of its Care Management reporting unit, Landacorp recorded an impairment to its long-lived assets in the amount of $3,300,000 during the second quarter of 2002. In accordance with the provisions of SFAS 144 and 142, we will continue to evaluate the fair value of our reporting units and the recoverability of the assets contained therein.

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

Our Stock Price Has Been Highly Volatile, and Your Investment Could Suffer a Decline in Value.

      The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results;

•	failure to achieve, or changes in, financial estimates by securities analysts;

•	announcements of new products or services or technological innovations by us or our competitors;

•	conditions or trends in the healthcare industry;

•	announcements by us of significant strategic transactions or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock; and

•	developments regarding our intellectual property or that of our competitors.

      In addition, the stock market in general, and the NASDAQ SmallCap Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of healthcare services and software companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

      We are currently not in compliance with the minimum requirements for continued listing on the NASDAQ SmallCap Market. In addition, the NASDAQ recently proposed certain rule changes which, if adopted in their current form, may require us to make significant changes to the membership of our board of directors and audit committee. If our stock continues to trade below the minimum bid price per share, or if we were to be unable to comply with the continued listing criteria or other requirements within the time frame prescribed by the NASDAQ, we could be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The primary objective of our investment activities is to preserve principal while, at the same time, maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality money market accounts that invest in debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shifts in interest rates, we invest in money market accounts that are highly liquid. As a result, we do not believe we are subject to significant rate risk.

Item 8.     Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Landacorp, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Landacorp, Inc. and its subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 and Note 7, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as of January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 1, 2003

LANDACORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$12,274	$10,008
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	3,488	3,797
Other current assets	633	761

Total current assets	16,395	14,566
Property and equipment, net	2,392	1,365
Goodwill	7,287	7,749
Intangible assets, net	5,330	1,516
Other long-term assets	146	123

Total Assets	$31,550	$25,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$403	$730
Accrued expenses	3,692	3,525
Restructuring accrual	368	208
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	6,169	7,122
Current portion of capital lease obligations	78	78

Total current liabilities	10,710	11,663
Capital lease obligations, net of current portion	152	181

Total liabilities	10,862	11,844

Commitments
Stockholders’ equity:
Common Stock, $0.001 par value, 50,000,000 shares authorized; 15,675,000 and 15,761,000 shares issued and outstanding	16	16
Additional paid-in capital	58,321	58,412
Notes receivable from officers	(169)	(163)
Unearned stock-based compensation	(460)	(36)
Accumulated deficit	(37,020)	(44,754)

Total stockholders’ equity	20,688	13,475

Total liabilities and stockholders’ equity	$31,550	$25,319

The accompanying notes are an integral part of these financial statements.

LANDACORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2000	2001	2002

	(In thousands)
Revenues:
Program revenue and maintenance fees	$4,017	$12,373	$17,915
System sales and consulting fees	9,743	3,590	5,482

Total revenues	13,760	15,963	23,397

Cost of revenues:
Program revenue and maintenance fees	784	6,521	8,157
System sales and consulting fees	4,980	3,013	2,739

Total cost of revenues	5,764	9,534	10,896

Gross profit	7,996	6,429	12,501

Operating expenses:
Sales and marketing	5,903	5,665	4,677
Research and development	4,214	6,361	5,351
General and administrative	5,516	7,862	6,015
Amortization of intangible assets	631	2,033	902
Restructuring and acquisition related charge	—	1,301	106
Asset impairment charge	—	704	3,300

Total operating expenses	16,264	23,926	20,351

Loss from operations	(8,268)	(17,497)	(7,850)
Interest and other income, net	1,765	677	151
Interest expense	(54)	(26)	(34)

Net loss before income taxes	(6,557)	(16,846)	(7,734)
Provision for income taxes	—	—	—

Net loss	$(6,557)	$(16,846)	$(7,734)

Net loss per share:
Basic and diluted	$(0.57)	$(1.12)	$(0.50)

Weighted average shares outstanding-basic and diluted	11,605	14,986	15,447

The accompanying notes are an integral part of these financial statements.

LANDACORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Common	Notes	Unearned		Total
					Paid-in	Stock to	Receivable	Stock-Based	Accumulated	Stockholders’
	Shares	Amt.	Shares	Amt.	Capital	Be Issued	From Officers	Compensation	Deficit	Equity (Deficit)

Balance at December 31, 1999	6,800	$7	2,610	$3	$16,955	$—	$(189)	$(2,645)	$(13,617)	$514
Issuance of Common Stock in connection with the Company’s initial public offering	—	—	3,875	4	34,994	—	—	—	—	34,998
Conversion of preferred stock to common stock	(6,800)	(7)	6,800	7	—	—	—	—	—	—
Cashless exercise of warrants	—	—	308	—	—	—	—	—	—	—
Payment on notes receivable from officers	—	—	—	—	—	—	2	—	—	2
Exercise of stock options	—	—	157	—	260	—	—	—	—	260
Common stock issued in connection with acquisitions	—	—	1,157	1	2,055	516	—	—	—	2,572
Assumption of stock options in connection with acquisition	—	—	—	—	2,970	—	—	(961)	—	2,009
Issuance of Common Stock under stock purchase plan	—	—	10	—	21	—	—	—	—	21
Unearned stock- based compensation net of terminations	—	—	—	—	560	—	—	(560)	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	1,842	—	1,842
Net loss	—	—	—	—	—	—	—	—	(6,557)	(6,557)

Balances at December 31, 2000	—	—	14,917	15	57,815	516	(187)	(2,324)	(20,174)	35,661
Payment on notes receivable from officers	—	—	—	—	(4)	—	18	—	—	14
Issuance of Common Stock in connection with acquisitions	—	—	250	—	516	(516)	—	—	—	—
Issuance of Common Stock under stock purchase plan	—	—	33	—	20	—	—	—	—	20
Exercise of stock options	—	—	515	1	185	—	—	—	—	186
Unearned stock- based compensation net of terminations	—	—	(40)	—	(479)	—	—	718	—	239
Stock-based compensation	—	—	—	—	268	—	—	—	—	268
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	1,146	—	1,146
Net loss	—	—	—	—	—	—	—	—	(16,846)	(16,846)

Balances at December 31, 2001	—	—	15,675	16	58,321	—	(169)	(460)	(37,020)	20,688

Payment on notes receivable from officers	—	—	—	—	—	—	6	—	—	6
Issuance of Common Stock under stock purchase plan	—	—	40	—	14	—	—	—	—	14
Exercise of stock options	—	—	46	—	61	—	—	—	—	61
Unearned stock- based compensation net of terminations	—	—	—	—	(144)	—	—	424	—	280
Stock-based compensation	—	—	—	—	160	—	—	—	—	160
Net loss	—	—	—	—	—	—	—	—	(7,734)	(7,734)

Balances at December 31, 2002	—	$—	15,761	$16	$58,412	$—	$(163)	$(36)	$(44,754)	$13,475

The accompanying notes are an integral part of these financial statements.

LANDACORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	2001	2002

	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(6,557)	$(16,846)	$(7,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,376	3,460	1,982
Provision for doubtful accounts	371	389	—
Amortization of unearned stock-based compensation	1,842	1,385	280
Asset impairment charge	—	704	3,300
Loss on sale of property and equipment	—	196	—
Stock-based compensation	—	268	160
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable and costs and estimated earnings in Excess of billing on uncompleted contracts, net	(2,177)	1,439	(309)
Other assets	774	50	(128)
Deferred offering costs	595	—	—
Accounts payable	(772)	(1,010)	327
Accrued expenses	(592)	(440)	(327)
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	5	2,001	953

Net cash used in operating activities	(5,135)	(8,404)	(1,496)

Cash Flows From Investing Activities:
Payments for acquisitions, net of cash acquired	(8,263)	—	—
Purchases of property and equipment	(1,052)	(1,111)	(750)
Proceeds from sale of property and equipment	—	4	—
Capitalized software development costs	(129)	(111)	0

Net cash used in investing activities	(9,444)	(1,218)	(750)

Cash Flows From Financing Activities:
Proceeds from long-term debt	105	—	—
Payments on long-term debt and capital leases	(939)	(76)	(101)
Proceeds from Common Stock issuances	35,279	206	75
Collection on note receivable from officers	2	14	6

Net cash provided by (used in) financing activities	34,447	144	(20)

Increase (decrease) in cash and cash equivalents	19,868	(9,478)	(2,266)
Cash and cash equivalents, beginning of period	1,884	21,752	12,274

Cash and cash equivalents, end of period	$21,752	$12,274	$10,008

Supplemental Cash Flow Information:
Cash paid for interest	$57	$21	$49

Supplemental Non-Cash Financing Activities:
Assets acquired under capital leases	$—	$—	$162

Details of acquisitions:
Fair value of assets	$19,905
Liabilities	(7,008)
Common Stock issued and options assumed	(4,581)

Cash paid	8,316
Less: cash acquired	(53)
Net cash paid for acquisition	$8,263

The accompanying notes are an integral part of these financial statements.

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company

      Landacorp, Inc. was established in 1982 and, along with its subsidiaries (collectively referred to herein as the “Company”), provides population health management solutions to healthcare payer and delivery organizations that include predictive modeling and chronic condition management programs, and Internet- and Windows®-based medical management software. These solutions are designed to help our customers control and avoid cost, while improving outcomes across the continuum of care. The Company maintains offices in Atlanta, Georgia, Chico, California, and Raleigh, North Carolina and derives substantially all of its revenues from customers in the United States.

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

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, useful lives of intangible assets, carrying value of goodwill and long-lived assets, revenue recognition and restructuring charges. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds. Included in Cash and Cash equivalents is approximately $220,000 used to secure certain Letters of Credit.

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

Goodwill and other intangible assets

      The Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. As such, goodwill is no longer amortized. Other intangible assets are amortized on a straight-line basis over the useful life of the asset, which is the period the asset is expected to contribute directly or indirectly to future cash flows. Other intangibles include customer relationships and acquired technology. The lives established for our intangible assets are based on many factors, and are subject to change because of the nature of our operations. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists.

Impairment of long-lived assets

      In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is reviewed for impairment on an annual basis on January 1. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that more likely than not reduce the fair value of the goodwill below its carrying value. Goodwill is impaired when its carrying value exceeds its fair value. The Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and accordingly, other long-lived assets, which include other intangible assets, will be reviewed for impairment when factors indicate that a potential impairment may have occurred. Impairment occurs when the carrying amount of an asset exceeds its undiscounted cash flow recoverability. Impairment is then measured by comparing the carrying amount of the asset to its fair value, and we recognize an impairment loss equal to the excess above the fair value. After an impairment loss is recognized, the adjusted carrying amount of the asset becomes the new accounting basis.

Revenue Recognition

      The Company derives revenue primarily from (i) the licensing and implementation of medical management software systems, (ii) the delivery of post-contract customer support, training and consulting services, and (iii) the delivery of care management solutions. In accordance with Staff Accounting Bulletin (“SAB”) 101, the Company recognizes revenue when all of the following criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or the services are rendered, 3) the price is fixed and determinable and, 4) collectibility is reasonably assured.

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

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company delivers Care Management program services through a per participant annual enrollment fee and through a subscription-based fee structure that provides for implementation services at a fixed hourly rate and a subsequent monthly subscription fee based upon the number of members maintained by the payer organization. Payments for participants’ annual enrollment fees are generally received at the beginning of the enrollment period. Revenue is recognized on an effort-based measure over the enrollment period as the services are provided and the obligations to the participants are fulfilled. Such obligations include the delivery of health risk assessment surveys, tailored health guides and certain lab test kits.

      Other miscellaneous revenue is recognized as services are provided and obligations to the customer are fulfilled.

      From time to time, the Company may enter into care analytics and care management contracts that guarantee certain cost savings or other performance measures to the customer, such as specified levels of member participation in our Managing for Tomorrow program. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company defers revenue equal to either the maximum potential amount of fees that are refundable, or such amount that is determined by management to be reasonable based on historical performance under the contract. Such revenue is not recognized until the performance criteria have been met. As of December 31, 2002, the Company had two contracts that contained performance guarantees. The maximum amount of fees that could be refundable under performance guarantees was approximately $1,008,000, which is included in deferred revenue.

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

      At December 31, 2001, two customers accounted for 22% and 23% of gross accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, respectively. At December 31, 2002, two customers accounted for 35% and 23% of gross accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, respectively.

      During the year ended December 31, 2000, one customer accounted for 29% of total revenues. During the year ended December 31, 2001, two customers accounted for 11% and 28% of total revenues, respectively. During the year ended December 31, 2002, two customers accounted for 15% and 21% of total revenues, respectively.

Software Development Costs

      In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” the Company capitalizes certain software development costs from the date the technological feasibility of the product is established, using the working

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

model approach, through the date the product is available for general release to customers. During 2002 the Company expensed all software development costs as incurred because the development costs between the time of technological feasibility until general availability have been minimal. Research and development costs incurred prior to the establishment of technological feasibility of our software products are expensed as incurred. Capitalized costs are amortized on a product-by-product basis, based on the greater amount computed by using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) straight-line amortization over the estimated product life. Net realizable value is determined based upon the estimated future gross revenues from each product reduced by the estimated future costs of completing and disposing of that product. No write-downs of software development costs occurred during the years ended December 31, 2000, 2001 and 2002.

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

Fair Value Disclosures

      The Company calculated the fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	2000	2001	2002

Risk-free interest rate	5.9%	5.7%	4.2%
Expected lives (in years)	10.0	10.0	10.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	100%	100%	100%

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost for the Company’s stock-based compensation plans been determined as prescribed by SFAS No. 123, the Company’s net pro forma loss would have been as follows:

	Year Ended December 31,

	2000	2001	2002

Net loss:
As reported	$(6,557,000)	$(16,846,000)	$(7,734,000)
Compensation Expense	(748,000)	(750,000)	(726,000)

Pro forma	$(7,305,000)	$(17,596,000)	(8,460,000)

Basic and diluted net loss per share:
As reported	$(0.57)	$(1.12)	$(0.50)
Compensation Expense	(0.06)	(0.05)	(0.05)

Pro forma	$(0.63)	$(1.17)	$(0.55)

      The pro forma expense for 2000, 2001, and 2002 was calculated based upon conditions present for a public company.

      Stock-based Compensation expense recognized during the years ended December 31, 2000, 2001 and 2002, totaled $1,842,000, $1,467,000 and $440,000, respectively, and has been allocated to operating expenses as follows:

	2000	2001	2002

Cost of system sales revenue	$142,000	$86,000	$48,000
Cost of support sales revenue	6,000	9,000	1,000
Sales and marketing expense	448,000	190,000	32,000
Research and development expense	230,000	92,000	40,000
General and administrative expense	1,016,000	822,000	319,000
Restructuring and Acquisition-related charge	—	268,000	—

Total stock-based compensation	$1,842,000	$1,467,000	$440,000

      In connection with certain stock option grants and common stock issuances during the year ended December 31, 2000, the Company recognized unearned compensation totaling $1,521,000, net of $112,000 related to terminated employees, which is being amortized over the vesting periods or as the Company’s repurchase rights lapse, as applicable, using the multiple option approach prescribed by FASB Interpretation No. 44. In 2001 and 2002, the company reduced existing unearned compensation by $718,000 and $144,000, respectively, related to terminations of employees. The company recorded stock compensation expense of $87,000 and $160,000 in 2001 and 2002, respectively, for the modification of fixed stock option grants.

Advertising Expense

      Advertising costs are expensed as incurred and totaled $498,000, $417,000 and $96,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

Reimbursable Out-of-Pocket Expenses

      Effective January 1, 2002, the Company adopted Emerging Issues Task Force, or EITF, Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of Pocket Expenses Incurred. EITF Issue No. 01-14 requires reimbursements received for out-of-pocket expenses to be reported as revenue

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the consolidated statement of operations. Prior to adoption of EITF Issue No. 01-14, the Company recorded revenue and operating expenses net of reimbursable expenses. The Company’s financial results of operations for prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of approximately $409,000, $176,000 and $327,000 for the years ended December 31, 2000, 2001 and 2002 respectively, are now reflected as revenue and cost of revenue. This change had no effect on gross profit, operating loss or net loss for any period presented.

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

Net Loss Per Share

      Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares consist of outstanding common shares subject to repurchase by the Company, and common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive.

      The approximate potential common shares excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Year Ended December 31,

	2000	2001	2002

Common Stock subject to repurchase	927,000	173,000	—
Common Stock options	4,133,030	3,682,315	3,844,361

	5,060,000	3,855,000	3,844,000

Fair Value of Financial Information

      The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations, are carried at cost, which approximates fair value due to the short maturity of these instruments.

Segment Information

      The Company identifies its operating segments based on business activities, management responsibility and geographical location, and reports one measure of profitability to the chief operating decision maker. During each of the three years ended December 31, 2002, the Company operated in a single business segment.

Comprehensive Income

      Comprehensive income, as defined by SFAS No. 130, “Reporting Comprehensive Income”, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions other than its reported net losses, that are required to be reported in comprehensive income.

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt this statement effective January 1, 2003 and we do not believe this will have a material affect on our financial position, results of operations or cash flows.

      In June of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In FAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. We will adopt this statement effective January 1, 2003 and we do not believe this will have a material affect on our financial position, results of operations or cash flows.

      In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We currently follow the appropriate pronouncement as discussed in “Revenue Recognition” and anticipate the Issue to have no significant impact on the results of our operations, financial position, or cash flows.

      In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. We have adopted the disclosure provisions of this interpretation, however, we have not yet determined the effects that this interpretation will have on our financial position, results of operations or cash flows. The Company guarantees performance to certain customers from time to time. These guarantees could include cost savings or other measures, such as specified levels of membership retention in our Managing for Tomorrow program. As of December 31, 2002, the Company had outstanding guarantees on two contracts, for a total of approximately $1,008,000, which is included in deferred revenue.

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002.

3.     Restructuring and Acquisition-Related Charges

      Restructuring Charges. In May 2001, the Company announced a reduction in work force representing approximately 16% of the Company’s total work force which consisted of 40 employees from various areas of the Company. Also in May 2001, the Company announced its plan to cease operations of its Portland, Oregon-based Interactive Media Group (IMG). On August 8, 2001, the Company announced an additional reduction in work force of approximately 18%, or 36 employees. For the year ended December 31, 2001, restructuring and acquisition related charges consisted of $1,301,000 relating to severance costs, the closing of the IMG operations and additional lease obligations related to unoccupied office space that the Company had committed to, as well as a charge of $268,000 related to re-pricing of stock options granted in connection with the acquisition of PatientCentrix. In December 2002, the Company recorded a restructuring charge of $106,000 related to additional estimated real estate lease obligations on office space that was vacated as a result of the reductions in force announced by the Company in May 2001.

      Following is a detail of the amounts included in restructuring and acquisition-related charge:

	2001	2002

Disposal of fixed assets	$173,000	$0
Facility/rental obligations	405,000	106,000
Severance and workforce reduction	455,000	0
Acquisition-related	268,000	0

Total	$1,301,000	$106,000

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a rollforward of the restructuring accrual:

Balance January 1, 2001	$0
Additions:
Facility/rental obligations	405,000
Severance	455,000
Reductions:
Facility/rental payments	(87,000)
Severance payments	(405,000)

Balance, December 31, 2001	368,000
Additions:
Facility/rental payments	106,000
Reductions:
Facility/rental payments	(226,000)
Severance payments	(40,000)

Balance, December 31, 2002	$208,000

4.     Asset Impairment Charge

      On May 9, 2001 we announced an impairment charge in the first quarter 2001 on intangible assets acquired in connection with the acquisition of the Portland, Oregon-based Interactive Media Group (IMG) in the amount of $704,000. In May 2001, management determined that the operations of IMG should be ceased due to the slowdown in the web design and consulting industry. On May 8, 2001, the Board of Directors approved a plan to immediately cease IMG’s operations.

      During the second quarter of 2002, the Company experienced a decline in demand for services in its Care Management reporting unit, previously referred to as Care Analytics/Care Management. Management determined this to be a triggering event pursuant to the provisions of SFAS No. 144. Consequently, management evaluated the recoverability of its long-lived assets in relation to the Care Management reporting unit. The analysis was first performed on an undiscounted cash flow basis, which indicated an impairment in its Care Management reporting unit. The impairment was then calculated using projections of discounted cash flows over ten years utilizing a discount rate and terminal value commensurate with other Disease Management companies, and companies of similar size to Landacorp. The assumptions used in this analysis represent management’s estimate of future results.

      The analysis resulted in an impairment charge during the year ended December 31, 2002 of $3,300,000, which consisted of a write-down of $850,000 and $2,450,000 to property, plant & equipment and its definite-lived intangible assets, respectively. The Company will continue to monitor its performance against the projections used in this analysis, which could result in future impairments.

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

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6.     Balance Sheet Components

      The components of certain balance sheet captions are as follows (in thousands):

	December 31,

	2001	2002

Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net:
Accounts receivable	$3,367	$3,047
Costs and estimated earnings in excess of billings on uncompleted contracts	356	1,025
Less: Allowance for doubtful accounts	(235)	(275)
Less: Allowance for contract losses	—	—

	$3,488	$3,797

Property and equipment, net:
Computer equipment	$4,517	$3,807
Furniture and fixtures	941	620
Leasehold improvements	216	139

	5,674	4,566
Less: accumulated depreciation	(3,282)	(3,201)

	$2,392	$1,365

Deferred revenue and billings in excess of costs and estimated earnings on completed contracts:
Billings in excess of costs and estimated earnings on uncompleted contracts	$4,092	$4,926
Deferred support revenue	2,077	2,196

	$6,169	$7,122

      Property and equipment includes $421,000 and $584,000 of assets under capital leases at December 31, 2001 and 2002, respectively. Accumulated depreciation of assets under capital leases totaled $201,000 and $315,000 at December 31, 2001 and 2002, respectively. Depreciation expense related to property and equipment totaled $571,000, $1,228,000 and $1,045,000 for the periods ended December 31, 2000, 2001, and 2002, respectively. Amortization of capitalized software totaled $141,000, $199,000 and $23,000 for the periods ended December 31, 2000, 2001, and 2002, respectively.

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Goodwill and Other Intangible Assets

Goodwill

      The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Accordingly, the Company reclassified $462,000 of intangible assets to goodwill and discontinued periodic amortization of goodwill. Goodwill will be assessed annually on January 1 for impairment by applying a fair-value-based test. Additionally, the standard requires a transitional impairment test during the period of adoption. We have performed the transitional impairment test, which indicated that there is no impairment to goodwill as of January 1, 2002. We have completed the test as of January 1, 2003, which indicated no impairment.

      During the years ended December 31, 2000 and 2001 the Company recorded $406,000 and $670,000 in amortization of goodwill, respectively. The impact of amortization of goodwill on net loss for the years ended December 31, 2000 and 2001 is shown on the following table (in thousands, except per share data):

	2000	2001

Reported net loss	$(6,557)	$(16,846)
Add back:
Goodwill amortization, net of tax of $0	406	670

Net loss excluding goodwill amortization	(6,151)	(16,176)

Net loss per share — basic and diluted	(0.57)	(1.12)
Add back:
Goodwill amortization	0.04	0.04

Net loss, excluding goodwill amortization	$(0.53)	$(1.08)

Weighted average number of common shares outstanding (basic and diluted)	11,605	14,986

The table below summarizes the activity of goodwill (in thousands).

Goodwill

Acquired Cost	$7,797
Accumulated Amortization	(510)

Goodwill as of December 31, 2001	7,287
Reclassify workforce to goodwill	462

Goodwill as of December 31, 2002	$7,749

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible assets

      Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Our intangible assets consist primarily of existing technology and customer base. Our acquired workforce intangible asset was reclassified to goodwill upon the adoption of FAS 142 on January 1, 2002. Amortization of intangible assets was $278,000, $1,363,000 and $902,000 for the years ended December 31, 2000, 2001 and 2002, respectively. The estimated aggregate amortization expense for the years 2003, 2004 and 2005 is $535,000, $535,000 and $446,000, respectively. The table below summarizes the activity by intangible asset (in thousands). See Note 7 regarding the impairment charge.

	Existing	Customer
	Technology	Base	Workforce	Total

Acquired Cost	$5,200	$1,150	$710	$7,060
Accumulated Amortization	(1,213)	(269)	(248)	(1,730)

Intangible assets as of December 31, 2001	3,987	881	462	5,330
Reclassify Workforce to Goodwill	—	—	(462)	(462)
Amortization	(740)	(162)	—	(902)
Impairment Charge	(2,006)	(444)	—	(2,450)

Intangible assets as of December 31, 2002	$1,241	$275	$—	$1,516

8.	Related Party Transactions

      At December 31, 2000, 2001 and 2002, the Company held full recourse notes receivable from officers related to their purchases of Common Stock in the amount of $187,000, $169,000 and $163,000, respectively. These amounts are included in Stockholders’ Equity. The notes accrue interest at 6% per annum, are collateralized by all shares of the Company’s Common Stock purchased by these individuals and are due and payable in 2006 or immediately in the event of termination. Under the terms of the stock purchase agreements, the Company has the right to repurchase the unvested shares of Common Stock at the original issue price in the event the officers cease to be employees of the Company. At December 31, 2000 and 2001, approximately 580,000 and 153,000 shares of Common Stock were subject to repurchase rights, respectively. At December 31, 2002, no shares of Common Stock were subject to repurchase rights.

9.	Income Taxes

      No provision or benefit for federal or state income taxes has been recorded for the years ended December 31, 2000, 2001 and 2002, as the Company has incurred net operating losses and has no carryback potential.

      At December 31, 2002, the Company had net operating loss carryforwards of approximately $28,800,000 available to reduce future taxable income. These losses expire at various times beginning in 2003. As a result of substantial changes in the Company’s stock ownership, an ownership change within the meaning of Internal Revenue Code Section 382 occurred in February 1998 which resulted in a limitation on the amount of net operating loss carryforwards that can be used in future years. The amount of the limitation has not yet been calculated. As a result of substantial changes in the Company’s stock ownership subsequent to February 1998, a second ownership change may have occurred during 2000 which would result in a further limitation on the amount of net operating loss carryforwards that can be used in future years. The amount of this limitation, if any, has not yet been calculated.

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities are composed of the following:

	December 31,

	2001	2002

	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$10,154	$11,533
Intangible Assets	—	75
Property and Equipment	—	190
Research and development credits	447	465
Allowance for doubtful accounts	252	438
Method of accounting change	193	96
Other	320	155

Gross deferred tax assets	11,366	12,950
Less: Valuation allowance	(10,010))	(12,950)

Net deferred tax assets	1,357	—

Deferred tax liabilities:
Intangible Assets	1,142	—
Property and Equipment	215

Gross deferred tax liabilities	1,357	—

Net deferred taxes	$0	$0

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

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Commitments

Lease Commitments

      The Company leases its facilities and certain furniture and equipment under non-cancelable operating and capital leases which expire at various times through 2008. Future minimum lease payments at December 31, 2002, are as follows:

	Capital	Operating
	Leases	Leases

2003	$132,000	$838,000
2004	118,000	755,000
2005	37,000	663,000
2006	—	565,000
2007	—	125,000
Thereafter	—	—

Total minimum lease payments	287,000	$2,946,000

Less: amount representing interest, ranging from 6% to 18%	(28,000)

Present value of capital lease payments	259,000
Less: current portion	(78,000)

	$181,000

      Rent expense under noncancelable operating leases totaled $160,000, $694,000 and $648,000 for facility related leases and $131,000, $336,000 and $274,000 for equipment related leases for the years ended December 31, 2000, 2001 and 2002, respectively.

11.     Shareholder Settlement

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

      On March 13, 2002, the Company settled a disagreement with former shareholders and option holders of PatientCentrix regarding the amount of the Earn Out payment due under the PatientCentrix merger agreement. We agreed to pay the former shareholders and option holders of PatientCentrix an aggregate $400,000 in respect of the Earn Out payment. This amount has been recorded as an adjustment to goodwill. As further consideration for the release of all disagreements related to the merger and Merger Agreement, we agreed to reduce to $0.39 per share, the exercise price of stock options held by Michael Miele, the major shareholder of PatientCentrix. This amount has been recorded as an acquisition related charge in the amount of $268,000. We also agreed to appoint Mr. Miele to our board of directors until March 2003. Our board of

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors has determined that Mr. Miele should remain on our board of directors and stand for re-election at our 2003 annual meeting of stockholders.

12.     Employee Benefit Plans

      The Company has two stock option plans, the 1995 Incentive Stock Option Plan (1995 Plan) and the 1998 Equity Incentive Plan (1998 Plan), which provide for the granting of stock option awards to employees and service providers of the Company. Under the two plans, options must typically be issued at prices not less than 100 percent of the fair value of the stock on the date of grant and are exercisable for periods not exceeding ten years from the date of grant. All options under the 1995 Plan and all Incentive Stock Options under the 1998 Plan granted to stockholders who own greater than 10 percent of the voting power of all classes of stock of the Company (or any Parent or Subsidiary of the Company) at the time of grant are exercisable for periods not exceeding five years from the date of grant and must typically be issued at prices not less than 110 percent of the fair value at the date of grant. Unless the Compensation Committee of the Board of Directors provides otherwise, options granted under the 1995 Plan vest in 25 percent increments 9, 15, 21 and 27 months after the date of grant. The vesting provisions of individual options granted to employees under the 1998 Plan may vary at the discretion of the Compensation Committee of the Board of Directors.

      The following table summarizes the status of the Company’s stock option plans as of and for the years ended December 31, 2000, 2001 and 2002:

	Year Ended December 31,

	2000		2001		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	911,115	$1.44	4,133,030	$1.76	3,682,315	$1.44
Granted above fair value	417,188	2.34	—	—	—	—
Granted at fair value	1,894,400	3.19	1,234,700	.72	600,900	.46
Granted below fair value	1,165,346	0.93	—	—	—	—
Exercised	(156,674)	1.65	(515,080)	0.36	(5,625)	0.12
Forfeited	(97,845)	4.75	(1,170,335)	1.87	(433,226)	1.79
Expired	(500)	1.90	—	—	—	—

Outstanding, end of year	4,133,030	1.76	3,682,315	1.44	3,844,361	1.11

Options exercisable at end of year	1,563,751	1.41	1,578,428	1.76	2,151,315	1.25

Weighted-average fair value of options granted below fair value during the period		$2.00		—		—

      As of December 31, 2000, 2001 and 2002, 2,059,000, 1,997,000 and 1,869,000 shares of Common Stock, respectively, were reserved for future issuance upon exercise of stock options under the 1998 plan. In 2001, the Company increased the number of shares of Common Stock available for future issuance to 6,500,000.

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average Price	Number of	Average Price
	Shares	Contractual	of Shares	Shares	of Shares
	Outstanding	Life in Years	Outstanding	Exercisable	Exercisable

$0.12 – $1.00	2,260,692	8.6	$0.59	1,104,117	$0.57
1.05 – 1.99	1,005,591	7.3	1.55	666,110	1.62
2.06 – 3.19	578,078	8.0	2.45	381,088	2.58

	3,844,361			2,151,315

      The weighted average remaining contractual life of the number of shares exercisable at December 31, 2002 was 5.6 years.

401(k) Profit Sharing Plan

      All full-time employees who are at least 21 years old and have completed 90 days of service are eligible to participate in the Company’s 401(k) Profit Sharing Plan. Participants may elect to contribute up to 15% of their taxable compensation or of the statutorily prescribed limit, whichever is lower, to the Plan. The Company contributes matching funds of up to 25% of employee contributions, subject to a cap of $900 per employee. The Company’s contributions totaled $46,000, $80,000 and $64,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

Stock Purchase Plan

      The Company has an employee stock purchase plan (ESPP) under which eligible employees may purchase common stock through payroll deductions of up to 15% of the participants’ compensation. The price per share is the lower of 85% of the market price at the beginning or end of the offering period. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year, except for the first offering period which commenced on February 15, 2000, the first trading date after the Company’s initial public offering and ended on May 14, 2000. The plan provides for purchases by employees of up to an aggregate of 560,000 shares through 2009. During the years ended December 31, 2000, 2001, and 2002, 9,578 shares, 32,633 shares and 40,159 shares were purchased by employees under the ESPP, respectively.

13.     Business Acquisitions

      The Company acquired three companies in 2000; these acquisitions have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The results of each operation have been included in the consolidated financial results of the Company from the date of acquisition. Portions of the purchase prices, including intangible assets, were valued by independent appraisers utilizing proven valuation procedures and techniques. The acquired intangible assets were amortized over their estimated useful lives of two to fifteen years.

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

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition of IMG. In May 2001, management determined that the operations of IMG should be ceased due to the slowdown in the web design and consulting industry. The IMG operations were shut down on July 9, 2001.

      PMX Holdings, Inc.: On October 27, 2000, the Company acquired the net assets of PMX Holdings, Inc. (“ProMedex”), which offers chronic care management solutions to healthcare payers and providers designed to control and avoid cost and improve the quality of healthcare delivery. The total purchase price of $4,632,000, consisted of $585,000 cash, $516,000 of the Company’s common stock (250,000 shares), other acquisition related expenses of approximately $319,000, consisting primarily of payment for legal and financial advisory services and the assumption of net liabilities of $3,212,000. The purchase price was allocated to intangible assets, including existing technology ($1,600,000), customer base ($510,000), assembled workforce ($430,000), and goodwill ($2,092,000).

      PatientCentrix, Inc.: On November 2, 2000, the Company acquired 100% of the outstanding capital stock of PatientCentrix, Inc. (“PatientCentrix”), which provides predictive modeling and targeting services to pharmaceutical and managed healthcare organizations. The total purchase price of $11,188,000 consisted of $5,850,000 cash, $2,056,000 of the Company’s Common Stock (1,157,000 shares), assumed stock options with a fair value of $2,970,000, and other acquisition related expenses of approximately $312,000, consisting primarily of payment for legal and financial advisory services. Of the total purchase price, approximately $191,000 was allocated to the net tangible assets, approximately $961,000 was allocated to unearned compensation related to the Company’s right to repurchase 30% of the shares of the Company’s Common Stock and options to purchase the Company’s Common Stock issued to employees of PatientCentrix pursuant to the purchase agreement in the event of such employee’s termination under certain circumstances, and the remainder was allocated to intangible assets, including existing technology ($3,600,000), customer base ($640,000), assembled workforce ($280,000), and goodwill ($5,516,000).

      The purchase agreement also includes an Earn Out provision, through October 2001, in the amount equal to a percentage of the value of certain qualifying contracts, as defined in the agreement, capped at $6,000,000. As discussed in Note 9, the company reached various settlements with shareholders of PatientCentrix during 2001 affecting this provision. Accordingly, approximately $1,477,000 has been recorded to goodwill as additional purchase price, resulting in a cumulative aggregate purchase price of $12,665,000.

14.     Unaudited Quarterly Financial Results

      The following table presents our quarterly results of operations for each of the eight quarters in the period ended December 31, 2002. You should read the following table in conjunction with our financial statements and the related notes included in this Report. We have prepared this unaudited information on the same basis as the audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results

LANDACORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001	2002	2002	2002	2002

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$4,309	$3,779	$3,875	$4,000	$4,373	$5,718	$5,849	$7,457
Gross profit	1,574	1,017	1,605	2,233	1,816	2,598	2,909	5,177
Total operating expenses	7,556	6,914	5,128	4,328	4,362	8,092	3,995	3,902
Net income/(loss)	$(5,692)	$(5,723)	$(3,403)	$(2,028)	$(2,501)	$(5,468)	$(1,064)	$1,299
Net income/(loss) per share — basic	$(0.39)	$(0.38)	$(0.23)	$(0.12)	$(0.16)	$(0.35)	$(0.07)	$0.08
Net income/(loss) per share — diluted	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$0.08

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

      Included in the fourth quarter of 2002, is revenue of approximately $1.7 million, consisting of the following: $600 thousand related to the Company’s termination of its agreement with Lifeguard, which was announced in October of 2002; $800 thousand related to achieving the requirements of performance guarantees under contracts which were terminated in the fourth quarter of 2002; and $300 thousand related to achievement of performance criteria from an ongoing contract.

      As described in Note 2, the Company adopted EITF Issue No. 01-14 during 2002 and reclassified all periods presented to reflect reimbursements received for out-of-pocket expenses as revenue and cost of revenue. This change had no effect on gross profit, operating loss or net loss for any period presented.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders.

Item 14.	Controls and Procedures

      As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Management, including the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Included under Part II Item 8 of this report:

(2) Financial Statement Schedules

None.

(3) Exhibits:

Exhibit
Number		Description of Document

3	.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.
3	.2(5)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant.
3	.3(1)	Bylaws of the Registrant.
4	.1(1)	Specimen Common Stock Certificate.

Exhibit
Number		Description of Document

4	.2(1)	Registration Rights Agreement dated October 29, 1997, as amended.
4	.3(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000.
10	.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10	.2(1)	1995 Stock Plan and form of agreements thereunder.
10	.3(2)	1998 Equity Incentive Plan, as amended.
10	.4(1)	1999 Employee Stock Purchase Plan.
10	.5(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia, between Landacorp and Unisys Corporation, dated September 1, 1991.
10	.6(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999.
10	.7(1)	Licensing Agreement by and between Interqual® Incorporated and Landa Management Systems Corporation, dated September 8, 1992.
10	.8(1)	Sublicensor Agreement by and between Interqual® Incorporated and Landa Management Systems, effective April 15, 1994.
10	.9(1)	Distribution Agreement for Interqual® Medical Appropriateness Review Systems, signed on January 1, 1996.
10	.10(1)	License Agreement — Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998.
10	.11(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000.
10	.12(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000.
10	.13(6)	Settlement Agreement and Mutual Release by and between Landacorp, Inc. and Bryan Lang dated June 20, 2001.
10	.14(6)	Separation Agreement between Eugene Santa Cattarina and Landacorp, Inc. dated January 15, 2002.
10	.15(6)	Memorandum of Agreement between Landacorp, Inc. and Marlene McCurdy dated August 6, 2001.
10	.16(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc. and Michael S. Miele dated May 3, 2001.
10	.17(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc., Eugene Santa Cattarina and Michael S. Miele, Christopher C. Synn, James W. Tiepel, Richard Sweeney, Stephen Brooks, Mary Dean, Ian Duncan, Percival Herrero, John Burke, Arthur Robb, Anne Forbes, Virginia O’Shea, Lucia Egoavil, Thomas Sweeney, and Bradley Green dated March 13, 2002.
10	.18(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Eugene Santa Cattarina dated March 17, 1999.
10	.19(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Stephen P. Kay dated March 17, 1999.
10	.20(7)	First Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated July 31, 2002.*
10	.21(8)	Second Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated October 8, 2002.*

Exhibit
Number	Description of Document

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on March 22, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2000.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2002.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 7, 2002.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 15, 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

      (b) Reports on Form 8-K:

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

      (c) Exhibits.

The exhibits listed under Item 15(a)(3) above are filed as part of this report

      (d) Financial Statement Schedules

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia, on March 27, 2003.

LANDACORP, INC.

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

      Pursuant to the requirements of the Exchange Act, this report has been signed below on March 27, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ EUGENE J. MILLER Eugene J. Miller	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 27, 2003

/s/ MARK RAPOPORT Mark Rapoport	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ BRYAN LANG Bryan Lang	Director	March 27, 2003

/s/ EUGENE SANTA CATTARINA Eugene Santa Cattarina	Chairman of the Board of Directors	March 27, 2003

/s/ THOMAS F. STEPHENSON Thomas F. Stephenson	Director	March 27, 2003

/s/ HOWARD E. COX Howard E. Cox	Director	March 27, 2003

/s/ MICHAEL S. MIELE Michael S. Miele	Director	March 27, 2003

/s/ JEROME H. GROSSMAN Jerome H. Grossman	Director	March 27, 2003

SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, Eugene Miller, President and Chief Executive Officer of Landacorp, Inc. certify that:

      1. I have reviewed this annual report on Form 10-K of Landacorp, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EUGENE MILLER

Eugene Miller
President and Chief Executive Officer

Date: March 27, 2003

SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, Mark Rapoport, Chief Operating Officer and Chief Financial Officer of Landacorp, Inc. certify that:

      1. I have reviewed this annual report on Form 10-K of Landacorp, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARK RAPOPORT

Mark Rapoport
Chief Operating Officer and Chief Financial Officer

Date: March 27, 2003

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.
3.2(5)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant.
3.3(1)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Registration Rights Agreement dated October 29, 1997, as amended.
4.3(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000.
10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(1)	1995 Stock Plan and form of agreements thereunder.
10.3(2)	1998 Equity Incentive Plan, as amended.
10.4(1)	1999 Employee Stock Purchase Plan.
10.5(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia, between Landacorp and Unisys Corporation, dated September 1, 1991.
10.6(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999.
10.7(1)	Licensing Agreement by and between Interqual® Incorporated and Landa Management Systems Corporation, dated September 8, 1992.
10.8(1)	Sublicensor Agreement by and between Interqual® Incorporated and Landa Management Systems, effective April 15, 1994.
10.9(1)	Distribution Agreement for Interqual® Medical Appropriateness Review Systems, signed on January 1, 1996.
10.10(1)	License Agreement — Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998.
10.11(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000.
10.12(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000.
10.13(6)	Settlement Agreement and Mutual Release by and between Landacorp, Inc. and Bryan Lang dated June 20, 2001.
10.14(6)	Separation Agreement between Eugene Santa Cattarina and Landacorp, Inc. dated January 15, 2002.
10.15(6)	Memorandum of Agreement between Landacorp, Inc. and Marlene McCurdy dated August 6, 2001.
10.16(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc. and Michael S. Miele dated May 3, 2001.
10.17(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc., Eugene Santa Cattarina and Michael S. Miele, Christopher C. Synn, James W. Tiepel, Richard Sweeney, Stephen Brooks, Mary Dean, Ian Duncan, Percival Herrero, John Burke, Arthur Robb, Anne Forbes, Virginia O’Shea, Lucia Egoavil, Thomas Sweeney, and Bradley Green dated March 13, 2002.
10.18(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Eugene Santa Cattarina dated March 17, 1999.
10.19(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Stephen P. Kay dated March 17, 1999.
10.20(7)	First Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated July 31, 2002.*

Exhibit
Number	Description of Document

10.21(8)	Second Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated October 8, 2002.*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on March 22, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2000.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2002.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 7, 2002.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 15, 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.