Form 10-Q
period 2003-03-31
LANDACORP INC
filed 2003-05-13
CIK 1058177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). YES ☐ NO ☒

     Number of shares of Common stock, par value of $0.001, outstanding as of March 31, 2003: 15,964,593.

Landacorp, Inc.

Page No.

PART I.	Financial Information
Item 1.	Financial Statements (unaudited):
Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002
Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Company Disclosure Controls and Procedures
PART II.	Other Information
Item 1.	Legal Proceedings
Item 2:	Changes in Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Certifications

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDACORP, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,281	$10,008
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	3,407	3,797
Other current assets	813	761

Total current assets	13,501	14,566
Property and equipment, net	1,570	1,365
Goodwill	7,749	7,749
Intangible assets, net	1,382	1,516
Other long-term assets	115	123

Total Assets	$24,317	$25,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,097	$730
Accrued expenses	2,150	3,525
Restructuring accrual	180	208
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	6,169	7,122
Current portion of capital lease obligations	78	78
Current portion of notes payable	92	—

Total current liabilities	9,766	11,663
Capital lease obligations, net of current portion	154	181
Notes Payable, net of current portion	276	—

Total liabilities	10,196	11,844

Commitments	—	—
Stockholders’ equity:
Common Stock, $0.001 par value, 50,000,000 shares authorized; 15,965,000 and 15,679,000 shares issued and outstanding, respectively	16	16
Additional paid-in capital	58,507	58,412
Notes receivable from officers	(165)	(163)
Unearned stock-based compensation	(20)	(36)
Accumulated deficit	(44,217)	(44,754)

Total stockholders’ equity	14,121	13,475

Total liabilities and stockholders equity	$24,317	$25,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.

Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three month period ended
	March 31,

	2003	2002

REVENUE:
Program revenue and maintenance fees	$4,188	$3,689
System sales and consulting fees	1,769	684

Total revenues	5,957	4,373

COST OF REVENUE:
Program revenue and maintenance fees	1,357	2,000
System sales and consulting fees	645	557

Total cost of revenue	2,002	2,557

GROSS PROFIT	3,955	1,816

OPERATING EXPENSES:
Sales and marketing	869	1,209
Research and development	1,102	1,186
General and administrative	1,334	1,649
Amortization of intangible assets	134	318

Total operating expenses	3,439	4,362

INCOME (LOSS) FROM OPERATIONS	516	(2,546)
INTEREST AND OTHER INCOME	26	52
INTEREST EXPENSE	(5)	(7)

NET INCOME (LOSS) BEFORE INCOME TAXES	537	(2,501)
PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$537	$(2,501)

NET INCOME (LOSS) PER SHARE – BASIC	$0.03	$(0.16)

NET INCOME (LOSS) PER SHARE – DILUTED	$0.03	$(0.16)

Weighted average common and common equivalent shares outstanding; basic	15,520	15,378

Weighted average common and common equivalent shares outstanding; diluted	16,306	15,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.

Condensed Consolidated Statement of Cash Flows
(unaudited in thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net Income (loss)	$537	$(2,501)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	319	629
Stock-based compensation expense	112	167
Changes in assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts, net	390	667
Other assets	(53)	(155)
Accounts payable	367	411
Accrued expenses	(1,375)	(273)
Restructuring accrual	(28)	(80)
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	(953)	(461)

Net cash used in operating activities	(684)	(1,596)

Cash flows from investing activities:
Purchases of property and equipment	(384)	(168)

Net cash used in investing activities	(384)	(168)

Cash flows from financing activities
Repayments of obligations under capital lease	(27)	(19)
Proceeds from long-term debt	368	—
Net cash provided by (used in) financing activities	341	(19)

Increase (decrease) in cash and cash equivalents	(727)	(1,783)
Cash and cash equivalents, beginning of period	10,008	12,274

Cash and cash equivalents, end of period	$9,281	$10,491

Non-cash investing and financing activities:
Assets acquired under capital leases	$—	$162

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

     Landacorp, Inc. was established in 1982 and, along with its subsidiaries (collectively referred to herein as the “Company”), provides population health management solutions to healthcare payer and delivery organizations that include predictive modeling and chronic condition management programs, and Internet-and Windows®-based medical management software. These solutions are designed to help our customers control and avoid cost, while improving outcomes across the continuum of care. The Company maintains offices in Atlanta, Georgia, Chico, California, and Raleigh, North Carolina and derives substantially all of its revenues from customers in the United States.

     The accompanying unaudited financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The balance sheet at December 31, 2002 is derived from the audited financial statements included in the Form 10-K for the year ended December 31, 2002. However, this Form 10-Q does not include all Form 10-K and other disclosures required by generally accepted accounting principles in the United States for the balance sheet as presented herein. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

     The consolidated results of operations presented for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for any other interim period or any future year. Certain prior period balances have been reclassified in order to conform with current period presentation.

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

LANDACORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     From time to time, the Company may enter into care management contracts that guarantee certain cost savings or other performance measures to the customer. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company defers revenue equal to either the maximum potential amount of fees that are refundable, or such amount that is determined by management to be reasonable based on historical performance under the contract. Such revenue will not be recognized until the performance criteria have been met. As of March 31, 2003 the Company had outstanding guarantees on three contracts, for a total of approximately $938,000, which is included in deferred revenue.

3. Net income (loss) per share

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares consist of outstanding common shares subject to repurchase by the Company, and common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive. The approximate potential common shares, which are excluded from the determination of basic and diluted net income per share as the effect of such shares is anti-dilutive were 3,477,000 and 2,205,000 at March 31, 2003. The approximate potential common shares, which are excluded from the determination of basic and diluted net loss per share as the effect of such shares is anti-dilutive were 3,722,000 at March 31, 2002.

4. Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted this statement effective January 1, 2003 and it did not have a material effect on our financial position, results of operations or cash flows.

LANDACORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     In June of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In FAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. The Company adopted this statement effective January 1, 2003 and did not have a material effect on our financial position, results of operations or cash flows.

     In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company currently follows the appropriate pronouncement as discussed in “Revenue Recognition” and anticipates the Issue will not have a significant impact on the results of operations, financial position, or cash flows.

     In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions of this interpretation and it did not have a material effect on our financial position, results of operations or cash flows. From time to time, the Company indemnifies certain customers from any claims arising from patent or copyright infringements related to the implementation of its Medical Management software. To date, there have been no such infringements or claims thereof. The Company is also a party to employment agreements with certain executive officers that contain change of control provisions. These agreements are disclosed in our definitive proxy statement for our 2003 Annual Meeting of Stockholders.

LANDACORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Goodwill and Other Intangible Assets

     We adopted SFAS 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Accordingly, we reclassified $462,000 of intangible assets to goodwill and discontinued periodic amortization of goodwill. Goodwill will be assessed annually on January 1 for impairment by applying a fair-value-based test. Additionally, the standard requires a transitional impairment test during the period of adoption. We have performed the transitional impairment test, which indicated that there is no impairment to goodwill as of January 1, 2002. We have completed the test as of January 1, 2003, which also indicated no impairment.

     Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Our intangible assets consist principally of existing technology and customer base, and all are considered to have finite lives. Our acquired workforce intangible asset was reclassified to goodwill upon the adoption of FAS 142 on January 1, 2002.

	(in thousands)
	Existing	Customer
	Technology	Base	Workforce	Total

Acquired Cost	$5,200	$1,150	$710	$7,060
Accumulated Amortization	(1,213)	(269)	(248)	(1,730)

Intangible assets as of December 31, 2001	3,987	881	462	5,330
Reclassify Workforce to Goodwill	—	—	(462)	(462)
Amortization	(740)	(162)	—	(902)
Impairment Charge (note 7)	(2,006)	(444)	—	(2,450)

Intangible assets as of December 31, 2002	1,241	$275	$—	$1,516
Amortization	(110)	(24)	—	(134)

Intangible assets as of March 31, 2003	$1,131	$251	$—	$1,382

LANDACORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Restructuring and Acquisition Related Costs

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

     The following is a rollforward of the restructuring accrual:

Balance, January 1, 2002	368,000
Additions:
Facility/rental payments	106,000
Reductions:
Facility/rental payments	(226,000)
Severance payments	(40,000)

Balance, December 31, 2002	208,000

Reductions:
Facility/rental payments	(28,000)

Balance, March 31, 2003	$180,000

7. Asset Impairment Charge

     During the second quarter of 2002, the Company experienced a decline in demand for services in its Care Management reporting unit, previously referred to as Care Analytics/Care Management. Management determined this to be a triggering event pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. Consequently, management evaluated the recoverability of its long-lived assets in relation to the Care Management reporting unit. The analysis was first performed on an undiscounted cash flow basis, which indicated an impairment in its Care Management reporting unit. The impairment was then calculated using projections of discounted cash flows over ten years utilizing a

LANDACORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discount rate and terminal value commensurate with other Disease Management companies, and companies of similar size to Landacorp. The assumptions used in this analysis represent management’s estimate of future results.

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

9. Stock-Based Compensation

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

     Fair Value Disclosures

     The Company calculated the fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	March 31, 2003	March 31, 2002

Risk-free interest rate	4.05%	5.04%
Expected lives (in years)	10.0	10.0
Dividend yield	0.0%	0.0%
Expected volatility	100%	100%

LANDACORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Had compensation cost for the Company’s stock-based compensation plans been determined as prescribed by SFAS No. 123, the Company’s net pro forma income (loss) would have been as follows:

	March 31, 2003	March 31, 2002

Net income (loss):
As reported	$537,000	($2,501,000)
Compensation Expense	(181,000)	(188,000)

Pro forma	356,000	($2,689,000)

Basic and diluted net income (loss) per share:
As reported	$0.03	$(0.16)
Compensation Expense	(0.01)	(0.01)

Pro forma	$0.02	$(0.17)

     The pro forma expense was calculated based upon conditions present for a public company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Note Regarding Forward-Looking Statements: This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. Examples of such forward-looking statements include projections of our future results of operations or of our financial condition and plans to hire additional personnel; our market opportunities; deployment, capabilities and uses of our products and services; advantages and advancements that may be enabled by our products; product development and product innovations; developments in the healthcare and population health management industries; expansion of our intellectual property portfolio; growth in our research and development, sales, marketing and general administrative expenses; and anticipated trends in our business. Actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors including, but not limited to, Landacorp’s dependence on a limited number of products with limited market acceptance and other risk factors that are discussed in this Form 10-Q and the Company’s other filings with the SEC, including its Form 10-K for the year ended December 31, 2002. Such statements reflect the judgment of the Company as of the date of this report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth below, which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Landacorp undertakes no obligation to update forward looking statements.

Overview

     Landacorp provides population health management solutions to healthcare payer and delivery organizations. Our innovative predictive modeling and chronic condition management programs work together with our Internet- and Windows®-based medical management software to deliver comprehensive solutions that can help our clients better manage their at-risk patient populations. This can result in prevented and reduced cost, while improving health outcomes. Combined, our products and services comprise a unique set of capabilities that support our customers across the continuum of patient care.

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

During the quarter ended March 31, 2003, 56% and 44% of revenue was generated from care management services and medical management software, respectively.

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

     The Company delivers care management programs and services through a per participant annual enrollment fee and through a subscription-based fee structure that provides for implementation services at a fixed hourly rate and a subsequent monthly subscription fee based upon the number of members maintained by the payer organization. Payments for participants’ annual enrollment fees are generally received at the beginning of the enrollment period. Revenue is recognized on an effort-based measure over the enrollment period as the services are provided and the obligations to the participants are fulfilled. Such obligations include the delivery of health risk assessment surveys, tailored health guides and certain lab test kits.

     Other miscellaneous revenue is recognized as services are provided and obligations to the customer are fulfilled.

     From time to time, the Company may enter into care analytics and care management contracts that guarantee certain cost savings or other performance measures to the customer. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company defers revenue equal to either the maximum potential amount of fees that are refundable, or such amount that is determined by management to be reasonable based on historical performance under the contract. Such revenue will not be recognized until the performance criteria have been met. As of March 31, 2003 the Company had outstanding guarantees on three contracts, for a total of approximately $938,000, which is included in deferred revenue.

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

Critical Accounting Policies

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon the Company’s consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, allowances and reserves, restructuring costs, goodwill and other intangible assets.

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

     Revenue recognition. The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of software license and implementation fees, related maintenance and software service fees, and certain revenue derived from our care management programs. Deferred revenue consists of maintenance billings and annual enrollment fees due in advance of service periods. From time to time, the Company may enter into care management contracts that guarantee certain cost savings or other performance measures to the customer. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company defers revenue equal to either the maximum potential amount of fees that are refundable, or such amount that is determined by management to be reasonable based on historical performance under the contract. Such revenue will not be recognized until the performance criteria have been met. The Company’s revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and AICPA Statement of position No. 97 — 2 “Software Revenue Recognition”. The Company follows specific and detailed guidelines in measuring revenue; however certain estimates and judgments affect the application of the revenue policy. These estimates include the estimated contract hours and time to complete for percentage of completion accounting, and the effort-based measures used in services accounting. Changes in conditions or new contract terms could cause management to determine these estimates and judgments must be revised. Such changes or revisions could adversely affect the revenue recognition for any reporting period.

     Bad debt. Management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms and trends when evaluating the adequacy of the allowance for bad debt. Significant management judgment and estimates must be made and used in connection with establishing the allowance for bad debt in any accounting period. The accounts receivable balance was $2.1 million, net of allowance for bad debt of $0.3 million as of March 31, 2003. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for bad debt may be required.

     Goodwill. The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Accordingly, the Company discontinued periodic amortization of goodwill of approximately $650,000 annually. Goodwill will be assessed annually on January 1 for impairment by applying a fair-value-based test. Additionally, the standard requires a transitional impairment test during the period of adoption. The Company has performed the transitional impairment test, which indicated that there is no impairment to goodwill as of January 1, 2002. The Company has completed the test as of January 1, 2003, which also indicated no impairment. The projections used to test for impairment of goodwill were based on management’s estimate of future results. However, such estimates may need to be revised in future periods, which could result in impairment charges.

     Other Intangible Assets. Other intangible assets are amortized on a straight-line basis over the useful life of the asset, which is the period the asset is expected to contribute directly or indirectly to future cash flows. Other intangibles include customer relationships and acquired technology. The lives established for our intangible assets are based on many factors, and are subject to change because of the nature of our operations. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. These evaluations are based on the Company’s estimates of future results and may be revised in future periods. During the second quarter of 2002, we recorded an impairment charge of $2,450,000 on our intangible assets. Our acquired workforce intangible asset was reclassified to goodwill upon the adoption of FAS 142 on January 1, 2002.

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

RESULTS OF OPERATIONS

     The following table presents the statement of operations data as a percentage of total revenues:

	Percent of Revenues
	Three months ended March 31,

	2003	2002

REVENUE:
Program revenue and maintenance fees	70.3%	84.4%
System sales and consulting fees	29.7	15.6

Total revenues	100.0	100.0

COST OF REVENUE:
Program revenue and maintenance fees	22.8	45.7
System sales and consulting fees	10.8	12.7

Total cost of revenue	33.6	58.4

GROSS PROFIT	66.4	41.6

OPERATING EXPENSES:
Sales and marketing	14.6	27.6
Research and development	18.5	27.1
General and administrative	22.4	37.7
Amortization of intangible assets	2.2	7.3

Total operating expenses	57.7	99.7

INCOME (LOSS) FROM OPERATIONS	8.7	(58.2)
INTEREST AND OTHER INCOME	0.4	1.2
INTEREST EXPENSE	(0.1)	(0.2)

NET INCOME (LOSS)	9.0	(57.2)

Comparison of the first quarters ended March 31, 2003 and 2002.

     Revenues. Program revenues and maintenance fees represent repeat and recurring revenue streams, such as per member per month licensing and servicing revenues, per participant per year fees and support charges for maintaining software. System sales and consulting fees represent one-off or non-recurring and non-repeat revenue, such as sales of perpetual licenses, implementation and ad-hoc consulting or training services. During the three months ended March 31, 2003, three customers accounted for 14%, 21% and 23% of revenue. Two customers accounted for 12% and 23% of revenue for the first quarter of 2002.

     Program revenues and maintenance fees have increased by $499,000 or 14% from $3,689,000 for the first quarter of 2002 to $4,188,000 in the first quarter of 2003. The increase in revenues relates mainly to the increased revenue for care management solutions, including approximately $462,000 related to meeting the requirements of a performance guarantee under an ongoing contract.

     System sales and consulting fees increased by $1,087,000, or 159% from $682,000 in first quarter of 2002 to $1,769,000 in first quarter of 2003. The increase in system sales and consulting fees are primarily due to additional revenue in 2003 related to several new implementations of our medical management software at major health payer organizations.

     Cost of Program Revenue and Maintenance Fees. Cost of Program Revenue and Maintenance Fees consists principally of personnel related costs, product costs, amortization of unearned stock-based compensation, related department overhead, costs of third party software products, and depreciation of equipment. Cost of program revenues and maintenance fees decreased by $641,000 or 32% from $1,998,000 for the quarter ended March 31,

2002 to $1,357,000 for the quarter ended March 31, 2003, representing 54% of program revenues and maintenance fees revenues for first quarter of 2002 and 32% for the first quarter of 2003. This decrease in costs is primarily due to cost reductions associated with the closing of our Montclair, New Jersey office in September of 2002 and cost reductions related to the termination of our contract with Lifeguard in October of 2002.

     Cost of System Sales and Consulting Fees. Cost of system sales and consulting fees consist principally of costs incurred in the implementation of our software products, and other consulting and training personnel costs. The cost of system sales and consulting fees includes personnel costs, amortization of unearned stock-based compensation, travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. During the quarter ended March 31, 2003 these costs were $645,000 or 36% of system sales and consulting fees, compared to costs of $557,000 representing 81% of system sales and consulting fees during the quarter ended March 31, 2002. Cost of system sales and consulting fees increased by $88,000 or 16% from the quarter ended March 31, 2002 to the same period for 2003. This cost increase was largely due to the purchase of third-party software for resale to the Company’s customers.

     Sales and Marketing. Sales and marketing expenses consist principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotional costs, and departmental overhead. Sales and marketing expenses during the quarter ended March 31, 2003 amounted to $869,000 representing 15% of total revenues, in comparison with $1,209,000 representing 28% of total revenues during the corresponding quarter of 2002. Sales and marketing expenses decreased by $340,000 or 28% from the first quarter of 2002. This is primarily due to decreased personnel associated costs.

     Research and Development. Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related department overhead and depreciation on equipment. Research and development expenses totaled $1,102,000 or 19% of total revenues during the quarter ended March 31, 2003, a decrease of $84,000 or 7% compared to expenses totaling $1,186,000 representing 27% of total revenues during the quarter ended March 31, 2002. This is primarily due to cost reductions associated with the closing of our Montclair, New Jersey office in September of 2002.

     General and Administrative. General and administrative expenses consist of compensation for personnel, fees for outside professional services, amortization of unearned stock-based compensation, allocated occupancy and overhead costs and bad debt. General and administrative expenses decreased by $315,000 or 19% from $1,649,000, representing 38% of total revenues, in the first quarter of 2002 to $1,334,000, representing 22% of total revenues, in the first quarter of 2003. The decrease is largely related to the closing of Montaclair, New Jersey office and general cost cutting measures throughout 2002.

     Amortization of Intangible Assets. Amortization expense decreased by $184,000 or 58% from $318,000 or 7% of revenues in first quarter of 2002 to $134,000 or 2% of revenues in first quarter 2003. The decrease in amortization of intangible assets is due to the intangible asset impairment charge of $2,450,000 recorded in the second quarter of 2002.

     Stock-Based Compensation. Amortization of unearned stock compensation during the quarters ended March 31, 2003 and 2002 were $111,000 and $104,000, respectively. These amounts have been allocated to cost of sales and operating expenses. Included in these amounts is stock compensation expense of approximately $96,000 and $63,000 in the quarters ended March 31, 2003 and 2002, respectively for the modification of a fixed stock option grant.

     Interest and Other Income and Interest Expense. Interest and other income consists primarily of earnings on our cash and cash equivalents. Interest and other income amounted to $52,000 for the first quarter of 2002 and $26,000 for the first quarter of 2003. The decrease in Interest and other income in 2003 of $26,000 or 50% is due to the decrease in cash from March 31, 2002 to March 31, 2003. Interest expense of $6,000 during the first quarter of 2003 and $7,000 for first quarter of 2002 arises from financing certain fixed assets through leases.

     Provision for Income Tax. We recorded no current provision or benefit for federal or state income taxes for the first quarters of 2002 or 2003, as the Company has incurred net operating losses and has no carry-back potential.

Liquidity and Capital Resources

     Since inception, we have financed our operations through net cash generated from operating activities, and sales of common and preferred stock. As of March 31, 2003, we had $9.3 million in cash and cash equivalents, which includes approximately $574,000 used to secure certain letters of credit and notes payable. We also had $3.9 million in working capital with outstanding capital lease obligations and notes payable totaling approximately $600,000.

     Net cash used in operating activities was $684,000 and $1,596,000 during the three months ended March 31, 2003 and 2002, respectively. Net cash used to fund operating activities in the first quarter of 2003 reflects net income before non-cash charges for depreciation and amortization, stock-based compensation, a decrease in net accounts receivable, an increase in other assets, an increase in accounts payable, and decreases in accrued expenses, restructuring accrual and deferred revenue. The decrease in accrued expenses during the quarter was primarily due to the payment in March 2003 of 2002 accrued employee bonus amounts. The decrease in deferred revenue was primarily due to the recognition of approximately $462,000 in revenue related to achieving the performance criteria from an ongoing contract, as well as the recognition of revenue that was deferred in the fourth quarter of 2002 due to the timing of prepayments by certain customers. Net cash used to fund operating activities in the first quarter of 2002 reflects net losses before non-cash charges for depreciation and amortization of intangible assets, and amortization of unearned stock-based compensation, a decrease in net accounts receivable, an increase in other assets, an increase in accounts payable, a decrease in accrued expenses, restructuring accrual and deferred revenue.

     During the three months ended March 31, 2003 and 2002, net cash used in investing activities was $384,000 and $168,000, respectively. Investing activities consist primarily of purchases of computer equipment, software, office furniture and leasehold improvements.

     Net cash provided by financing activities was $341,000 for the quarter ended March 31, 2003. Net cash used in financing activities was $19,000 for the quarter ended March 31, 2002. Net cash provided by financing activities for the quarter ended March 31, 2003 resulted from proceeds from long-term debt offset somewhat by payments on capital lease obligations. Net cash used in financing activities for the quarter ended March 31, 2002 resulted from the payments on certain capital lease obligations.

     We may utilize existing cash to fund strategic transactions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents will be sufficient to meet our working capital, operating expense and capital expenditure requirements for the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financings, although there can be no assurance that such funding will be available on terms acceptable to us. However, if we are not able to sign one or more of the customer contracts presently in negotiations, we may need to seek a strategic partner or raise additional funds, subsequent to March 31, 2004.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We Have a Long History of Losses and May Not Sustain or Increase Profitability

     We have been in business since 1982 and we have incurred significant losses since that time. We may continue to incur losses on an annual or quarterly basis in the future. As of March 31, 2003, our accumulated deficit was $44.2 million. Even though we have achieved profitability during the past two quarters, due to competition and the evolving nature of the disease management, medical management, healthcare information technology and Internet markets, we could fail to sustain or increase profitability on a quarterly or annual basis.

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

     Achieving our growth objectives depends on our population health management solutions achieving widespread market acceptance among healthcare payer organizations. This is difficult to determine at this time. We commercially released our maxMC medical management software in 1997 and acquired the predictive modeling applications and services, and chronic condition management programs in the fourth quarter of 2000. Our solutions currently have limited market acceptance with only 17 payer customers currently using them. Our maxMC medical management software product has achieved a modest degree of market acceptance as we have implemented or are in the process of implementing it at 9 client sites. Realizing market acceptance for our care management solutions will require ongoing enhancement of their features and functionalities, and improved sales and marketing efforts. If we do not gain significant market share for all of our population health management solutions before our competitors introduce alternative products with features similar to ours, our operating results will suffer. Operating results will also suffer if our pricing strategies are not economically viable or acceptable to our customers.

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

     We currently serve a limited number of customers, three of whom accounted for 14%, 21% and 23%, respectively, of our revenues for the three-month period ended March 31, 2003. Moreover, because we focus our sales efforts on a small group of potential customers in the healthcare industry we anticipate our operating results will continue to depend on sales to a small number of key customers for the foreseeable future. The loss of, or a reduction in sales to, any of our current customers or our failure to sell our products and services to additional customers would significantly reduce our future revenues and negatively impact our results of operations, our stock price and our future viability.

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

     From time to time, the Company may enter into chronic condition management contracts pursuant to which we guarantee certain minimum levels of cost savings or other performance measures to the customer. Under such contracts, we often agree to reimburse all or a portion of the enrollment fees paid to us by the customer if we fail to achieve such minimum cost savings. Due to the large number of variables, many of which are not within our control, that could impact the realization of such minimum cost savings, there can be no assurance that we will achieve such savings. If we do not achieve the necessary cost savings we may be obligated to reimburse significant portions of the enrollment fees paid to us by customers, we will not be able to recognize the revenue associated with such fees and our business and reputation may be harmed. As of March 31, 2003, we had three contracts that contain some level of performance guarantee. As of March 31, 2003 we had deferred revenue of approximately $938,000 related to performance guarantees.

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

     Our funds are limited. They consist of existing cash reserves and limited anticipated cash flow from operations. We believe that these funds will be sufficient to meet our capital and operating expense requirements for the next twelve months. Thereafter, we may require additional funds to support our working capital, operating expense and capital expenditure requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financings if such funding is available on terms acceptable to us. However, if we are not able to sign one or more of the contracts presently in negotiations, we may need to seek a strategic partner or raise additional funds subsequent to March 31, 2004. If we cannot raise capital on acceptable terms and when needed, we may not have the resources to develop new products or enhance existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated events.

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

     If we were to be unable to comply with NASDAQ’s continued listing criteria and other requirements within the time frame prescribed, we could be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

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

Item 4. Company Disclosure Controls and Procedures

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Management, including the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II — OTHER INFORMATION

Item 1.            Legal Proceedings

     The Company is not a party to any material legal proceedings.

Item 2.            Changes in Securities

     None.

Item 3.            Defaults in Senior Securities

     None.

Item 4.            Submission of Matters to a Vote of Security Holders

     None.

Item 5.            Other Information

     None.

Item 6.            Exhibits and Reports on Form 8-K

     (a)              Exhibits.

Exhibit Number		Description of Document

3.1	(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(5)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant.

3.3	(1)	Bylaws of the Registrant.

4.1	(1)	Specimen Common Stock Certificate.

4.2	(1)	Registration Rights Agreement dated October 29, 1997, as amended.

4.3	(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000.

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2	(1)	1995 Stock Plan and form of agreements thereunder.

10.3	(2)	1998 Equity Incentive Plan, as amended.

10.4	(1)	1999 Employee Stock Purchase Plan.

10.5	(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia. between Landacorp and Unisys Corporation, dated September 1, 1991.

10.6	(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999.

10.7	(1)	Licensing Agreement by and between Interqual® Incorporated and Landa Management Systems Corporation, dated September 8, 1992.

10.8	(1)	Sublicensor Agreement by and between Interqual® Incorporated and Landa Management Systems, effective April 15, 1994.

10.9	(1)	Distribution Agreement for Interqual® Medical Appropriateness Review Systems, signed on January 1, 1996.

10.10	(1)	License Agreement — Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998.

10.11	(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000.

10.12	(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000.

10.13	(6)	Settlement Agreement and Mutual Release by and between Landacorp, Inc. and Bryan Lang dated June 20, 2001.

10.14	(6)	Separation Agreement between Eugene Santa Cattarina and Landacorp, Inc. dated January 15, 2002.

10.15	(6)	Memorandum of Agreement between Landacorp, Inc. and Marlene McCurdy dated August 6, 2001.

10.16	(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc. and Michael S. Miele dated May 3, 2001.

Exhibit Number		Description of Document

10.17	(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc., Eugene Santa Cattarina and Michael S. Miele, Christopher C. Synn, James W. Tiepel, Richard Sweeney, Stephen Brooks, Mary Dean, Ian Duncan, Percival Herrero, John Burke, Arthur Robb, Anne Forbes, Virginia O’Shea, Lucia Egoavil, Thomas Sweeney, and Bradley Green dated March 13, 2002.

10.18	(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Eugene Santa Cattarina dated March 17, 1999.

10.19	(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Stephen P. Kay dated March 17, 1999.

10.20	(7)	First Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated July 31, 2002.*

10.21	(8)	Second Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated October 8, 2002.*

99.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on March 22, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2000.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2002.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 7, 2002.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 15, 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

     (b)  Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDACORP, INC. (Registrant)

Dated: May 13, 2003	By:	/s/ Eugene Miller Eugene Miller President, Chief Executive Officer

	By:	/s/ Mark Rapoport Mark Rapoport Chief Operating Officer and Chief Financial Officer

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

May 13, 2003	/s/ Eugene Miller Eugene Miller Chief Executive Officer

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

May 13, 2003	/s/ Mark Rapoport Mark Rapoport Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(5)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant.

3.3	(1)	Bylaws of the Registrant.

4.1	(1)	Specimen Common Stock Certificate.

4.2	(1)	Registration Rights Agreement dated October 29, 1997, as amended.

4.3	(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000.

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2	(1)	1995 Stock Plan and form of agreements thereunder.

10.3	(2)	1998 Equity Incentive Plan, as amended.

10.4	(1)	1999 Employee Stock Purchase Plan.

10.5	(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia. between Landacorp and Unisys Corporation, dated September 1, 1991.

10.6	(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999.

10.7	(1)	Licensing Agreement by and between Interqual® Incorporated and Landa Management Systems Corporation, dated September 8, 1992.

10.8	(1)	Sublicensor Agreement by and between Interqual® Incorporated and Landa Management Systems, effective April 15, 1994.

10.9	(1)	Distribution Agreement for Interqual® Medical Appropriateness Review Systems, signed on January 1, 1996.

10.10	(1)	License Agreement — Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998.

10.11	(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000.

10.12	(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000.

10.13	(6)	Settlement Agreement and Mutual Release by and between Landacorp, Inc. and Bryan Lang dated June 20, 2001.

10.14	(6)	Separation Agreement between Eugene Santa Cattarina and Landacorp, Inc. dated January 15, 2002.

10.15	(6)	Memorandum of Agreement between Landacorp, Inc. and Marlene McCurdy dated August 6, 2001.

10.16	(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc. and Michael S. Miele dated May 3, 2001.

10.17	(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc., Eugene Santa Cattarina and Michael S. Miele, Christopher C. Synn, James W. Tiepel, Richard Sweeney, Stephen Brooks, Mary Dean, Ian Duncan, Percival Herrero, John Burke, Arthur Robb, Anne Forbes, Virginia O’Shea, Lucia Egoavil, Thomas Sweeney, and Bradley Green dated March 13, 2002.

10.18	(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Eugene Santa Cattarina dated March 17, 1999.

10.19	(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Stephen P. Kay dated March 17, 1999.

10.20	(7)	First Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated July 31, 2002.*

10.21	(8)	Second Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated October 8, 2002.*

99.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on March 22, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2000.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2002.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 7, 2002.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 15, 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.