Form 10-Q
period 2003-06-30
LANDACORP INC
filed 2003-08-13
CIK 1058177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

Number of shares of Common stock, par value of $0.001, outstanding as of
June 30, 2003: 15,982,000.

Landacorp, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDACORP, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,677	$10,008
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	5,405	3,797
Other current assets	720	761

Total current assets	15,802	14,566
Property and equipment, net	1,517	1,365
Goodwill	7,749	7,749
Intangible assets, net	1,249	1,516
Other long-term assets	98	123

Total Assets	$26,415	$25,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$971	$730
Accrued expenses	2,604	3,525
Restructuring accrual	161	208
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	6,865	7,122
Current portion of capital lease obligations	78	78
Current portion of notes payable	92	—

Total current liabilities	10,771	11,663
Capital lease obligations, net of current portion	126	181
Notes Payable, net of current portion	268	—

Total liabilities	11,165	11,844

Commitments	—	—
Stockholders’ equity:
Common Stock, $0.001 par value, 50,000,000 shares authorized; 15,982,000 and 15,694,000 shares issued and outstanding, respectively	16	16
Additional paid-in capital	58,528	58,412
Notes receivable from officers	(167)	(163)
Unearned stock-based compensation	(5)	(36)
Accumulated deficit	(43,122)	(44,754)

Total stockholders’ equity	15,250	13,475

Total liabilities and stockholders equity	$26,415	$25,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.

Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

REVENUE:
Program revenue and maintenance fees	$5,164	$4,005	$9,352	$7,694
System sales and consulting fees	1,890	1,713	3,659	2,397

Total revenues	7,054	5,718	13,011	10,091

COST OF REVENUE:
Program revenue and maintenance fees	1,702	2,340	3,059	4,337
System sales and consulting fees	542	780	1,187	1,339

Total cost of revenue	2,244	3,120	4,246	5,676

GROSS PROFIT	4,810	2,598	8,765	4,415

OPERATING EXPENSES:
Sales and marketing	1,025	1,346	1,893	2,555
Research and development	1,197	1,528	2,300	2,713
General and administrative	1,357	1,601	2,691	3,251
Amortization of intangible assets	134	317	268	635
Asset impairment charge	—	3,300	—	3,300

Total operating expenses	3,713	8,092	7,152	12,454

INCOME (LOSS) FROM OPERATIONS	1,097	(5,494)	1,613	(8,039)
INTEREST AND OTHER INCOME	24	39	50	90
INTEREST EXPENSE	(8)	(13)	(13)	(20)

NET INCOME (LOSS) BEFORE INCOME TAXES	1,113	(5,468)	1,650	(7,969)
PROVISION FOR INCOME TAXES	20	—	20	—

NET INCOME (LOSS)	$1,093	$(5,468)	$1,630	$(7,969)

NET INCOME (LOSS) PER SHARE — BASIC	$0.07	$(0.35)	$0.10	$(0.52)

NET INCOME (LOSS) PER SHARE — DILUTED	$0.06	$(0.35)	$0.10	$(0.52)

Weighted average common and common equivalent shares outstanding; basic	15,698	15,440	15,609	15,408

Weighted average common and common equivalent shares outstanding; diluted	17,077	15,440	16,662	15,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.

Condensed Consolidated Statement of Cash Flows
(unaudited in thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net Income (loss)	$1,630	$(7,969)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	637	1,249
Stock-based compensation expense	152	358
Non-cash interest income	(2)	(4)
Asset Impairment Charge	—	3,300
Changes in assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts, net	(1,588)	(100)
Other assets	—	(206)
Accounts payable	241	1,146
Accrued expenses	(922)	571
Restructuring accrual	(47)	(126)
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	(257)	(611)

Net cash used in operating activities	(156)	(2,392)

Cash flows from investing activities:
Purchases of property and equipment	(486)	(606)

Net cash used in investing activities	(486)	(606)

Cash flows from financing activities
Repayments of obligations under capital lease	(55)	(79)
Collection on note receivable from officers	—	14
Repayment of long-term debt	(8)	—
Proceeds from long-term debt	368	—
Proceeds from Common Stock issuances	6	6

Net cash provided by (used in) financing activities	311	(59)

Increase (decrease) in cash and cash equivalents	(331)	(3,057)
Cash and cash equivalents, beginning of period	10,008	12,274

Cash and cash equivalents, end of period	$9,677	$9,217

Non-cash investing and financing activities:
Assets acquired under capital leases	$—	$162

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

     The consolidated results of operations presented for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or any future year. Certain prior period balances have been reclassified in order to conform with current period presentation.

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

Revenue Recognition

     The Company derives revenue primarily from (i) the licensing and implementation of medical management software systems, (ii) the delivery of post-contract customer support, training and consulting services, and (iii) the delivery of care management services. In accordance with Staff Accounting Bulletin (“SAB”) 101, the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or the services are rendered, (3) the price is fixed and determinable and, (4) collectibility is reasonably assured.

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

     From time to time, the Company may enter into care management contracts that guarantee certain cost savings or other performance measures to the customer. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company defers revenue equal to either the maximum potential amount of fees that are refundable, or such amount that is determined by management to be reasonable based on historical performance under the contract. Such revenue will not be recognized until the performance criteria have been met. As of June 30, 2003 the Company had outstanding performance guarantees on three contracts, for a maximum total of approximately $1,019,000, which is included in deferred revenue.

     Included in the second quarter of 2003, is revenue of approximately $308,000 related to achieving certain performance criteria from an ongoing care management contract.

     Also included in the second quarter of 2003, is additional revenue of approximately $374,000 due to the revision of the estimated time required to complete an ongoing fixed-price medical management software contract.

3.     Net income (loss) per share

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares consist of outstanding common shares subject to repurchase by the Company, and common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive. The approximate potential common shares, which are excluded from the determination of diluted net income per share as the effect of such shares is anti-dilutive were 737,000 and 1,462,000 for the three and six months ended June 30, 2003, respectively. The approximate potential common shares, which are excluded from the determination of basic and diluted net loss per share as the effect of such shares is anti-dilutive were 3,636,000 at June 30, 2002.

4.     Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the

LANDACORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(in thousands)

	Existing	Customer
	Technology	Base	Workforce	Total

Acquired Cost	$5,200	$1,150	$710	$7,060
Accumulated Amortization	(1,213)	(269)	(248)	(1,730)

Intangible assets as of December 31, 2001	3,987	881	462	5,330
Reclassify Workforce to Goodwill	—	—	(462)	(462)
Amortization	(740)	(162)	—	(902)
Impairment Charge (note 7)	(2,006)	(444)	—	(2,450)

Intangible assets as of December 31, 2002	1,241	$275	$—	$1,516
Amortization	(110)	(24)	—	(134)

Intangible assets as of March 31, 2003	1,131	251	—	1,382
Amortization	(110)	(23)	—	(133)

Intangible assets as of June 30, 2003	$1,021	$228	$—	$1,249

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

     The following is a rollforward of the restructuring accrual:

Balance, January 1, 2002	368,000
Additions:
Facility/rental payments	106,000
Reductions:
Facility/rental payments	(226,000)
Severance payments	(40,000)

Balance, December 31, 2002	208,000

Reductions:
Facility/rental payments	(28,000)

Balance, March 31, 2003	180,000
Reductions:
Facility/rental payments	(19,000)

Balance, June 30, 2003	$161,000

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

8.     Agreement with Certain Shareholders and Option Holders

     On March 13, 2002, the Company settled a disagreement with former shareholders and option holders of PatientCentrix regarding the amount of the Earn Out payment due under the PatientCentrix merger agreement. We agreed to pay the former shareholders and option holders of PatientCentrix an aggregate $400,000 in respect of the Earn Out payment. This amount has been recorded as an adjustment to goodwill. As further consideration for the release of all disagreements related to the merger and Merger Agreement, we agreed to reduce to $0.39 per share, the exercise price of stock options held by Michael Miele, the major shareholder of PatientCentrix. This amount has been recorded as an acquisition related charge in the amount of $268,000. We also agreed to appoint Mr. Miele to our board of directors until March 2003. Our board of directors has determined that Mr. Miele should remain on our board of directors, and Mr. Miele was re-elected at our 2003 annual meeting of stockholders.

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

     Fair Value Disclosures

     The Company calculated the fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	June 30, 2003	June 30, 2002

Risk-free interest rate	3.90%	5.02%
Expected lives (in years)	10.0	10.0
Dividend yield	0.0%	0.0%
Expected volatility	100%	100%

LANDACORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Had compensation cost for the Company’s stock-based compensation plans been determined as prescribed by SFAS No. 123, the Company’s net pro forma income (loss) would have been as follows:

	June 30, 2003	June 30, 2002

Net income (loss):
As reported	$1,630,000	($7,969,000)
Compensation Expense	(402,000)	(395,000)

Pro forma	1,228,000	(8,364,000)

Basic net income (loss) per share:
As reported	$0.10	$(0.52)
Compensation Expense	(0.02)	(0.02)

Pro forma	$0.08	$(0.54)

Diluted net income (loss) per share:
As reported	$0.10	$(0.52)
Compensation Expense	(0.02)	(0.02)

Pro forma	$0.08	$(0.54)

     The pro forma expense was calculated based upon conditions present for a public company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Note Regarding Forward-Looking Statements: This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. Examples of such forward-looking statements include projections of our future results of operations, including consecutive quarter over quarter revenues during the remainder of 2003, or of our financial condition and plans to hire additional personnel; our market opportunities; deployment, capabilities and uses of our products and services; advantages and advancements that may be enabled by our products; product development and product innovations; developments in the healthcare and population health management industries; expansion of our intellectual property portfolio; growth in our research and development, sales, marketing and general administrative expenses; and anticipated trends in our business. Actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors including, but not limited to, Landacorp’s dependence on a limited number of products with limited market acceptance and other risk factors that are discussed in this Form 10-Q and the Company’s other filings with the SEC, including its Form 10-K for the year ended December 31, 2002. Such statements reflect the judgment of the Company as of the date of this report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth below, which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Landacorp undertakes no obligation to update forward looking statements.

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

     During the quarter ended June 30, 2003, 59% and 41% of revenue was generated from care management services and medical management software, respectively.

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

     From time to time, the Company may enter into care analytics and care management contracts that guarantee certain cost savings or other performance measures to the customer. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company defers revenue equal to either the maximum potential amount of fees that are refundable, or such amount that is determined by management to be reasonable based on historical performance under the contract. Such revenue will not be recognized until the performance criteria have been met. As of June 30, 2003 the Company had outstanding performance guarantees on three contracts, for a maximum total of approximately $1,019,000, which is included in deferred revenue.

     To accelerate the implementation of elements of our strategy, we intend to target and pursue strategic relationships, such as marketing alliances with vendors of complementary products and services and partnerships with Internet providers of healthcare content, disease management and health-related e-commerce services. Evaluating or entering into any such strategic relationships could lead to additional expenditures.

Critical Accounting Policies

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon the Company’s consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, allowances and reserves, restructuring costs, goodwill and other intangible assets.

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

     Bad debt. Management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms and trends when evaluating the adequacy of the allowance for bad debt. Significant management judgment and estimates must be made and used in connection with establishing the allowance for bad debt in any accounting period. The accounts receivable balance was $3.8 million, net of allowance for bad debt of $0.3 million as of June 30, 2003. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for bad debt may be required.

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

     On March 13, 2002, we settled a disagreement with former shareholders and option holders of PatientCentrix regarding the amount of the earn out payment due under the PatientCentrix merger agreement. We agreed to pay the former shareholders and option holders of PatientCentrix an aggregate $400,000 in respect of the earn out payment. This amount has been recorded as an adjustment to goodwill. As further consideration for the release of all disagreements related to the merger and the merger agreement, we agreed to reduce, to $0.39 per share, the exercise price of stock options held by Michael Miele, the major shareholder of PatientCentrix. This re-pricing has been recorded as an acquisition related charge in the amount of $268,000. We also agreed to appoint Mr. Miele to our board of directors until March 2003. Mr. Miele was nominated and elected as a director at our 2003 annual meeting of stockholders.

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

     On February 17, 2003, Thomas Stephenson, resigned as Chairman of our board of directors and Eugene Santa Cattarina was appointed Chairman. Mr. Stephenson continues to be a director of the company.

RESULTS OF OPERATIONS

     The following table presents the statement of operations data as a percentage of total revenues:

	Three month period		Six month period
	ended June 30,		ended June 30,

	2003	2002	2003	2002

REVENUE:
Program revenue and maintenance fees	73.2	70.0	71.9	76.2
System sales and consulting fees	26.8	30.0	28.1	23.8

Total revenues	100.0	100.0	100.0	100.0

COST OF REVENUE:
Program revenue and maintenance fees	24.1	40.9	23.5	43.0
System sales and consulting fees	7.7	13.7	9.1	13.3

Total cost of revenue	31.8	54.6	32.6	56.3

GROSS PROFIT	68.2	45.4	67.4	43.7

OPERATING EXPENSES:
Sales and marketing	14.5	23.5	14.6	25.3
Research and development	17.0	26.7	17.7	26.9
General and administrative	19.2	28.0	20.7	32.2
Amortization of intangible assets	1.9	5.6	2.0	6.3
Asset Impairment Charge	—	57.7	—	32.7

Total operating expenses	52.6	141.5	55.0	123.4

INCOME (LOSS) FROM OPERATIONS	15.6	(96.1)	12.4	(79.7)
INTEREST AND OTHER INCOME	0.3	0.7	0.4	0.9
INTEREST EXPENSE	(0.1)	(0.2)	(0.1)	(0.2)

NET INCOME (LOSS) BEFORE INCOME TAXES	15.8	(95.6)	12.7	(79.0)

PROVISION FOR INCOME TAXES	0.3	—	0.2	—

NET INCOME (LOSS)	15.5	(95.6)	12.5	(79.0)

Comparison of the three and six-month periods ended June 30, 2003 and 2002.

     Revenues. Program revenues and maintenance fees represent repeat and recurring revenue streams, such as per member per month licensing and servicing revenues, per participant per year fees and support charges for maintaining software. System sales and consulting fees represent one-off or non-recurring and non-repeat revenue, such as sales of perpetual licenses, implementation and ad-hoc consulting or training services. During the three months ended June 30, 2003, four customers accounted for 24%, 21%, 17%, and 14% of revenue. One customer accounted for 25% of revenue for the three-month period ended June 30, 2002. During the six months ended June 30, 2003, four customers accounted for 21%, 18%, 17% and 15% of revenue. One customer accounted for 26% of revenue for the six-month period ended June 30, 2002.

     Program revenues and maintenance fees have increased by $1,159,000 or 29% from $4,005,000 for the three-month period ended June 30, 2002 to $5,164,000 in the three-month period ended June 30, 2003. The increase in revenues relates largely to the increased enrollments in our care management programs, as well as approximately $308,000 related to meeting the requirements of a performance guarantee under an ongoing care management contract. Program revenues and maintenance fees have increased by $1,658,000 or 22% from $7,694,000 in the six-month period ended June 30, 2002 to $9,352,000 in the six-month period ended June 30, 2003. The increase in revenues largely relates to increased enrollments in our care management programs including a major program launched toward the end of the first quarter with favorable pricing, as well as approximately $770,000 related to meeting the requirements of a performance guarantee under an ongoing care management contract.

     System sales and consulting fees increased by $177,000 or 10% from $1,713,000 in the three-month period ended June 30, 2002 to $1,890,000 in the three-month period ended June 30, 2003. This increase is primarily due to additional revenue in 2003 related to implementations of our medical management software. Included in the three-month period ended June 30, 2003 is additional revenue of approximately $374,000 related to the revision of the estimated time to complete a fixed-price medical management software contract. System sales and consulting fees increased by $1,262,000 or 53% from $2,397,000 in the six-month period ended June 30, 2002 to $3,659,000 in the six-month period ended June 30, 2003. The increase in system sales and consulting fees are primarily due to additional revenue in 2003 related to several new implementations of our medical management software at major health payer organizations.

     Based on existing and anticipated customer contracts, management does not believe that consecutive quarter over quarter increases in revenue will continue for the remainder of 2003.

     Cost of Program Revenue and Maintenance Fees. Cost of Program Revenue and Maintenance Fees consists principally of personnel related costs, product costs, amortization of unearned stock-based compensation, related department overhead, costs of third party software products, and depreciation of equipment. Cost of program revenues and maintenance fees decreased by $638,000 or 27% from $2,340,000 in the three-month period ended June 30, 2002 to $1,702,000 in the three-month period ended June 30, 2003, representing 58.4% of program revenues and maintenance fees revenues for the second quarter of 2002 and 33.0% for the second quarter of 2003. Cost of program revenues and maintenance fees decreased by $1,278,000 or 29% from $4,337,000 in the six-month period ended June 30, 2002 to $3,059,000 in the six-month period ended June 30, 2003, representing 56.4% of program revenues and maintenance fees revenues for the six months ended June 30, 2002 and 32.7% for the same period in 2003. This decrease in costs for the three and six month periods ended June 30, 2003, is primarily due to cost reductions associated with the closing of our Montclair, New Jersey office in September of 2002 and cost reductions related to the termination of our contract with Lifeguard in October of 2002.

     Cost of System Sales and Consulting Fees. Cost of system sales and consulting fees consist principally of costs incurred in the implementation of our software products, and other consulting and training personnel costs. The cost of system sales and consulting fees includes personnel costs, amortization of unearned stock-based compensation, travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. During the quarter ended June 30, 2003 these costs were $542,000 or 28.7% of system sales and consulting fees, compared to costs of $780,000 representing 45.5% of system sales and consulting fees during the quarter ended June 30, 2002. Cost of system sales and consulting fees decreased by $238,000 or 31% from the quarter ended June 30, 2002 to the same period for 2003. During the six-month period ended June 30, 2003 these costs were $1,187,000 or 32.4% of system sales and consulting fees, compared to costs of $1,339,000 representing 55.9% of system sales and consulting fees during the six-month period ended June 30, 2002. Cost of system sales and consulting fees decreased by $152,000 or 11% from the six-month period ended June 30, 2002 to the same period for 2003. This cost decrease for the three months ended June 30, 2003 was due to reduced personnel costs and a decrease in royalty payments in 2003. The decrease during the six months ended June 30, 2003 was due to reduced personnel costs and royalties during the second quarter, offset by additional purchases of third-party software for resale to the Company’s customers during the first quarter of 2003.

     Sales and Marketing. Sales and marketing expenses consist principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotional costs, and departmental overhead. Sales and marketing expenses during the quarter ended June 30, 2003 amounted to $1,025,000 representing 14.5% of total revenues, in comparison with $1,346,000 representing 23.5% of total revenues during the corresponding quarter of 2002. Sales and marketing expenses decreased by $321,000 or 24% from the second quarter of 2002. Sales and marketing expenses during the six-month period ended June 30, 2003 amounted to $1,893,000 representing 14.6% of total revenues, in comparison with $2,555,000 representing 25.3% of total revenues during the corresponding period of 2002. Sales and marketing expenses decreased by $662,000 or 26% from the six-months ended June 30, 2002. This is primarily due to decreased personnel associated costs during both the three and six- month periods ended June 30, 2003.

     Research and Development. Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related department overhead and depreciation on equipment. Research and development expenses totaled $1,197,000 or 17.0% of total revenues during the quarter ended June 30, 2003, a decrease of $331,000 or 22% compared to expenses totaling $1,528,000 representing 26.7% of total revenues during the quarter ended June 30, 2002. Research and development expenses totaled $2,300,000 or 17.7% of total revenues in the six-months ended June 30, 2003, a decrease of $413,000 or 15% compared to expenses totaling $2,713,000 representing 26.9% of total revenues in the six-months ended June 30, 2002. During both the three and six-month periods ended June 30, 2003, this is primarily due to cost reductions associated with the closing of our Montclair, New Jersey office in September of 2002.

     General and Administrative. General and administrative expenses consist of compensation for personnel, fees for outside professional services, amortization of unearned stock-based compensation, allocated occupancy and overhead costs and bad debt. General and administrative expenses decreased by $244,000 or 15% from $1,601,000, representing 28.0% of total revenues, in the second quarter of 2002 to $1,357,000, representing 19.2% of total revenues, in the second quarter of 2003. General and administrative expenses decreased by $560,000 or 17% from $3,251,000, representing 32.2% of total revenues, in the six-months ended June 30, 2002 to $2,691,000, representing 20.7% of total revenues, in the six-months ended June 30, 2003. The decrease during both the three and six-month periods ended June 30, 2003 is largely related to the closing of Montclair, New Jersey office and general cost cutting measures throughout 2002.

     Amortization of Intangible Assets. Amortization expense decreased by $183,000 or 58% from $317,000 or 5.5% of revenues in the second quarter of 2002 to $134,000 or 1.9% of revenues in the second quarter 2003. Amortization expense decreased by $367,000 or 58% from $635,000 or 6.3% of revenues in the six-months ended June 30, 2002 to $268,000 or 2.1% of revenues in the six-months ended June 30, 2003. The decrease in amortization of intangible assets during both the three and six-month periods ended June 30, 2003 is due to the intangible asset impairment charge of $2,450,000 recorded in the second quarter of 2002.

     Stock-Based Compensation. Amortization of unearned stock compensation during the quarters ended June 30, 2003 and 2002 was $31,000 and $104,000, respectively. Amortization of unearned stock compensation during the six-month periods ended June 30, 2003 and 2002 was $152,000 and $271,000, respectively. These amounts have been allocated to cost of sales and operating expenses. Included in these amounts is stock compensation expense of approximately $15,000 in the quarter ended June 30, 2003 for the modification of a fixed stock option grant.

     Interest and Other Income and Interest Expense. Interest and other income consists primarily of earnings on our cash and cash equivalents. Interest and other income amounted to $39,000 for the second quarter of 2002 and $24,000 for the second quarter of 2003, and $90,000 for the six-months ended June 30, 2002 and $50,000 for the six-months ended June 30, 2003. The decrease in interest and other income in the second quarter 2003 of $15,000 or 38% and the decrease of 40,000 or 44% in the six-months ended June 30, 2003 is due to the decrease in cash from June 30, 2002 to June 30, 2003 as well as an overall decrease in interest rates. Interest expense of $8,000 during the second quarter of 2003 and $13,000 for the second quarter of 2002, and $13,000 during the six-months ended June 30, 2003 and $20,000 for the six-months ended June 30, 2002 arises from financing certain fixed assets through capital leases and debt.

     Provision for Income Tax. Based on various Federal tax regulations that do not allow the full application of net operating loss carry-forwards against net income, we have recorded an income tax provision of $20,000 during the three and six months ended June 30, 2003.

Liquidity and Capital Resources

     Since inception, we have financed our operations through net cash generated from operating activities, and sales of common and preferred stock. As of June 30, 2003, we had $9.7 million in cash and cash equivalents, which includes approximately $564,000 used to secure certain letters of credit and notes payable. We also had $5.0 million in working capital with outstanding capital lease obligations and notes payable totaling approximately $564,000.

     Net cash used in operating activities was $156,000 and $2,392,000 during the six months ended June 30, 2003 and 2002, respectively. Net cash used to fund operating activities in the first half of 2003 reflects net income before non-cash charges for depreciation and amortization, stock-based compensation, an increase in net accounts receivable, a decrease in other assets, an increase in accounts payable, and decreases in accrued expenses, restructuring accrual, and deferred revenue. The decrease in accrued expenses during the first half of 2003 was primarily due to the payment in March 2003 of 2002 accrued employee bonus amounts. The decrease in deferred revenue was primarily due to the recognition of approximately $770,000 in revenue related to achieving the performance criteria from an ongoing contract, as well as the recognition of revenue that was deferred in the fourth quarter of 2002 due to the timing of prepayments by certain customers. Net cash used to fund operating activities in the first half of 2002 reflects net losses before non-cash charges for depreciation and amortization of intangible assets, stock-based compensation, asset impairment charge, an increase in accounts payable and accrued expenses, offset by an increase in net accounts receivable and other assets, and a decrease in the restructuring accrual and deferred revenue.

     During the six months ended June 30, 2003 and 2002, net cash used in investing activities was $486,000 and $606,000, respectively. Investing activities consist primarily of purchases of computer equipment, software, office furniture and leasehold improvements.

     Net cash provided by financing activities was $311,000 for the six months ended June 30, 2003. Net cash used in financing activities was $59,000 for the six months ended June 30, 2002. Net cash provided by financing activities for the six months ended June 30, 2003 resulted from proceeds from long-term debt offset somewhat by payments on capital lease obligations. Net cash used in financing activities for the six months ended June 30, 2002 resulted from the payments on certain capital lease obligations.

     We may utilize existing cash to fund strategic transactions or investments in other businesses, technologies or product lines. We believe that cash generated by revenues, available cash and cash equivalents will be sufficient to meet our working capital, operating expense and capital expenditure requirements for the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financings, although there can be no assurance that such funding will be available on terms acceptable to us.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We Have a Long History of Losses and May Not Sustain or Increase Profitability

     We have been in business since 1982 and we have incurred significant losses since that time. We may continue to incur losses on an annual or quarterly basis in the future. As of June 30, 2003, our accumulated deficit was $43.1 million. Even though we have achieved profitability during the past three quarters, due to competition and the evolving nature of the disease management, medical management, healthcare information technology and Internet markets, we could fail to sustain or increase profitability on a quarterly or annual basis.

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

     We currently serve a limited number of customers, four of whom accounted for 24%, 21%, 17%, and 14%, respectively, of our revenues for the three-month period ended June 30, 2003. Moreover, because we focus our sales efforts on a small group of potential customers in the healthcare industry we anticipate our operating results will continue to depend on sales to a small number of key customers for the foreseeable future. The loss of, or a reduction in sales to, any of our current customers or our failure to sell our products and services to additional customers would significantly reduce our future revenues and negatively impact our results of operations, our stock price and our future viability.

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

     From time to time, the Company may enter into chronic condition management contracts pursuant to which we guarantee certain minimum levels of cost savings or other performance measures to the customer. Under such contracts, we often agree to reimburse all or a portion of the enrollment fees paid to us by the customer if we fail to achieve such minimum cost savings. Due to the large number of variables, many of which are not within our control, that could impact the realization of such minimum cost savings, there can be no assurance that we will achieve such savings. If we do not achieve the necessary cost savings we may be obligated to reimburse significant portions of the enrollment fees paid to us by customers, we will not be able to recognize the revenue associated with such fees and our business and reputation may be harmed. As of June 30, 2003, we had three contracts that contain some level of performance guarantee. As of June 30, 2003 we had deferred revenue of approximately $1,019,000 related to performance guarantees.

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

     Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future either to protect our intellectual property or as a result of an alleged infringement by us of the intellectual property of others. These claims and any resulting litigation could subject us to significant liability or invalidate our ownership rights in the technology used in our solutions. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of our time and money and would divert management time and attention away from our core business. Any potential intellectual property litigation could also force us to do one or more of the following:

•	stop using the challenged intellectual property or selling our products or services that incorporate it;

•	obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which could be costly or unavailable; or

•	redesign those products or services that are based on or incorporate the challenged intellectual property, which could be costly and time consuming or could adversely affect the functionality and market acceptance of our products.

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

Security Breaches and Security Concerns Relating to Disclosure of Confidential Patient and Customer Information May Result in Liability to the Company and Cause Customers to Refuse to Purchase or Discontinue the Use of Our Population Health Management Solutions.

     In the course of providing our solutions, we and our customers maintain confidential information about patients and members, including their names and addresses, social security numbers and certain details about their health. An experienced computer user who is able to access our or our customers’ computer systems could gain access to confidential patient and member information. Therefore, our solutions must remain secure and the market must perceive them as secure. The occurrence of security breaches could cause customers to refuse to purchase or discontinue use of our solutions. Protecting against such security breaches or alleviating problems caused by security breaches may require us to expend significant capital and other resources. In addition, upgrading our systems to incorporate more advanced encryption and authentication technology as it becomes available may cause us to spend significant resources and encounter costly delays. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the market for our Internet-based population health management solutions.

     Recently, a laptop computer containing the names, social security numbers and certain health information of approximately 30,000 members of two of our health plan customers was stolen during a burglary at our headquarters. Although the information is password protected, it is possible that an experienced computer user could access the information and use it, or give it to others who might use it, for identity theft or other unlawful activities. If the information were misused in this manner we could be liable for damages incurred by the effected members, and our existing and future customers could determine that our solutions are not secure and cease to use them. In either event, our results of operation could be materially and adversely impacted.

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

Our Population Health Management Solutions Will Have to Contain HIPAA-Compliant Features and Functionality to Remain Marketable.

     The requirements of HIPAA are continuously being modified. Therefore, our products may require modification in the future. Any such modification could be expensive, could divert resources away from other product development efforts or could delay future releases or product enhancements. If we fail to offer solutions that permit our customers to comply with applicable laws and regulations our business will suffer.

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

Our Principal Stockholders Have Significant Voting Power, Which May Limit Our Stockholders’ Ability to Influence the Outcome of Director Elections and Other Stockholder Matters.

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

     If we were to be unable to comply with NASDAQ’s continued listing criteria and other requirements within the time frame prescribed, we could be delisted from trading on such market, and thereafter trading in our common stock, if any, would likely be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

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

Item 4.     Controls and Procedures

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief

Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

     The Company is not a party to any material legal proceedings.

Item 2.     Changes in Securities

     None.

Item 3.     Defaults in Senior Securities

     None.

Item 4.     Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on June 9, 2003 in Atlanta, Georgia. Of the 15,964,593 shares outstanding as of the record date, 14,807,610 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

     1.     To elect seven (7) directors to serve until the 2003 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld

Eugene Miller	14,772,845	34,765
Eugene Santa Cattarina	14,681,030	126,580
Jerome Grossman, M.D.	14,635,284	172,326
Bryan Lang	14,654,090	153,520
Thomas Stephenson	14,570,921	236,689
Howard Cox	14,746,595	61,015
Michael Miele	14,593,353	214,257

     2.     To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

Votes for:	14,757,830
Votes against:	34,994
Votes abstaining:	14,786

     3.     To approve the amendment to the Second Amended and Restated Certificate of Incorporation of the Company to remove certain supermajority voting requirements.

Votes for:	11,226,837
Votes against:	43,805
Votes abstaining, including broker non-votes:	3,536,968

Item 5.     Other Information

     None.

Item 6.     Exhibits and Reports on Form 8-K

     (a) Exhibits.

Exhibit Number	Description of Document

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant dated February 14, 2000.
3.2(5)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant dated March 26, 2001.
3.2.1	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of the Registrant dated June 12, 2003.
3.3(1)	Bylaws of the Registrant.
3.3.1	Certificate of Amendment to the Bylaws of the Registrant, dated June 19, 2003.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Registration Rights Agreement dated October 29, 1997, as amended.
4.3(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000.
10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(1)	1995 Stock Plan and form of agreements thereunder.
10.3(2)	1998 Equity Incentive Plan, as amended.
10.3.1	1998 Equity Incentive Plan, as amended on June 9, 2003 and form of agreements thereunder.
10.4(1)	1999 Employee Stock Purchase Plan.
10.4.1	1999 Employee Stock Purchase Plan, as amended on April 1, 2003.
10.5(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia. between Landacorp and Unisys Corporation, dated September 1, 1991.
10.6(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999.
10.7(1)	Licensing Agreement by and between Interqual® Incorporated and Landa Management Systems Corporation, dated September 8, 1992.
10.8(1)	Sublicensor Agreement by and between Interqual® Incorporated and Landa Management Systems, effective April 15, 1994.
10.9(1)	Distribution Agreement for Interqual® Medical Appropriateness Review Systems, signed on January 1, 1996.
10.10(1)	License Agreement — Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998.
10.11(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000.
10.12(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000.
10.13(6)	Settlement Agreement and Mutual Release by and between Landacorp, Inc. and Bryan Lang dated June 20, 2001.
10.14(6)	Separation Agreement between Eugene Santa Cattarina and Landacorp, Inc. dated January 15, 2002.
10.15(6)	Memorandum of Agreement between Landacorp, Inc. and Marlene McCurdy dated August 6, 2001.
10.16(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc. and Michael S. Miele dated May 3, 2001.
10.17(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc., Eugene Santa Cattarina and Michael S. Miele, Christopher C. Synn, James W. Tiepel, Richard Sweeney, Stephen Brooks, Mary Dean, Ian Duncan, Percival Herrero, John Burke, Arthur Robb, Anne Forbes, Virginia O’Shea, Lucia Egoavil, Thomas Sweeney, and Bradley Green dated March 13, 2002.
10.18(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Eugene Santa Cattarina dated March 17, 1999.
10.19(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Stephen P. Kay dated March 17, 1999.
10.20(7)	First Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated July 31, 2002.*
10.21(8)	Second Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated October 8, 2002.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on March 22, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2000.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2002.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 7, 2002.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 15, 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

          (b)     Reports on Form 8-K.

          A Current Report on Form 8-K was furnished to the SEC on May 9, 2003, presenting the Company’s press release announcing financial results for its second fiscal quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDACORP, INC. (Registrant)

Dated: August 12, 2003

	By:	/s/ Eugene Miller Eugene Miller President, Chief Executive Officer

	By:	/s/ Mark Rapoport Mark Rapoport Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant dated February 14, 2000.
3.2(5)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant dated March 26, 2001.
3.2.1	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of the Registrant dated June 12, 2003.
3.3(1)	Bylaws of the Registrant.
3.3.1	Certificate of Amendment to the Bylaws of the Registrant, dated June 19, 2003.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Registration Rights Agreement dated October 29, 1997, as amended.
4.3(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000.
10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(1)	1995 Stock Plan and form of agreements thereunder.
10.3(2)	1998 Equity Incentive Plan, as amended.
10.3.1	1998 Equity Incentive Plan, as amended on June 9, 2003 and form of agreements thereunder.
10.4(1)	1999 Employee Stock Purchase Plan.
10.4.1	1999 Employee Stock Purchase Plan, as amended on April 1, 2003.
10.5(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia. between Landacorp and Unisys Corporation, dated September 1, 1991.
10.6(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999.
10.7(1)	Licensing Agreement by and between Interqual® Incorporated and Landa Management Systems Corporation, dated September 8, 1992.
10.8(1)	Sublicensor Agreement by and between Interqual® Incorporated and Landa Management Systems, effective April 15, 1994.
10.9(1)	Distribution Agreement for Interqual® Medical Appropriateness Review Systems, signed on January 1, 1996.
10.10(1)	License Agreement — Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998.
10.11(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000.
10.12(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000.
10.13(6)	Settlement Agreement and Mutual Release by and between Landacorp, Inc. and Bryan Lang dated June 20, 2001.
10.14(6)	Separation Agreement between Eugene Santa Cattarina and Landacorp, Inc. dated January 15, 2002.
10.15(6)	Memorandum of Agreement between Landacorp, Inc. and Marlene McCurdy dated August 6, 2001.
10.16(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc. and Michael S. Miele dated May 3, 2001.
10.17(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc., Eugene Santa Cattarina and Michael S. Miele, Christopher C. Synn, James W. Tiepel, Richard Sweeney, Stephen Brooks, Mary Dean, Ian Duncan, Percival Herrero, John Burke, Arthur Robb, Anne Forbes, Virginia O’Shea, Lucia Egoavil, Thomas Sweeney, and Bradley Green dated March 13, 2002.
10.18(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Eugene Santa Cattarina dated March 17, 1999.
10.19(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Stephen P. Kay dated March 17, 1999.
10.20(7)	First Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated July 31, 2002.*
10.21(8)	Second Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated October 8, 2002.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on March 22, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2000.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2002.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 7, 2002.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 15, 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.