Form 10-Q
period 2003-09-30
LANDACORP INC
filed 2003-11-07
CIK 1058177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ________

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

Number of shares of Common stock, par value of $0.001, outstanding as of
October 31, 2003: 16,114,567.

Landacorp, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDACORP, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,487	$10,008
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	5,659	3,797
Other current assets	780	761

Total current assets	17,926	14,566
Property and equipment, net	1,417	1,365
Goodwill	7,749	7,749
Intangible assets, net	1,115	1,516
Other long-term assets	98	123

Total assets	$28,305	$25,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,054	$730
Accrued expenses	2,846	3,525
Restructuring accrual	139	208
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	7,605	7,122
Current portion of capital lease obligations	78	78
Current portion of notes payable	92	—

Total current liabilities	11,814	11,663
Capital lease obligations, net of current portion	98	181
Notes payable, net of current portion	261	—

Total liabilities	12,173	11,844

Commitments	—	—
Stockholders’ equity:
Common Stock, $0.001 par value, 50,000,000 shares authorized; 15,981,553 and 15,761,227 shares issued and outstanding, respectively	16	16
Additional paid-in capital	58,511	58,412
Notes receivable from officers	(169)	(163)
Unearned stock-based compensation	—	(36)
Accumulated deficit	(42,226)	(44,754)

Total stockholders’ equity	16,132	13,475

Total liabilities and stockholders’ equity	$28,305	$25,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.

Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

REVENUES:
Program revenue and maintenance fees	$4,968	$4,269	$14,320	$11,963
System sales and consulting fees	2,021	1,581	5,681	3,977

Total revenues	6,989	5,850	20,001	15,940

COST OF REVENUES:
Program revenue and maintenance fees	1,842	2,156	4,900	6,493
System sales and consulting fees	510	785	1,698	2,123

Total cost of revenues	2,352	2,941	6,598	8,616

GROSS PROFIT	4,637	2,909	13,403	7,324

OPERATING EXPENSES:
Sales and marketing	1,085	1,216	2,978	3,771
Research and development	1,217	1,470	3,517	4,184
General and administrative	1,289	1,175	3,980	4,425
Amortization of intangible assets	134	134	401	769
Asset impairment charge	—	—	—	3,300

Total operating expenses	3,725	3,995	10,876	16,449

INCOME (LOSS) FROM OPERATIONS	912	(1,086)	2,527	(9,125)
INTEREST AND OTHER INCOME	29	28	78	118
INTEREST EXPENSE	(11)	(6)	(24)	(26)

NET INCOME (LOSS) BEFORE INCOME TAXES	930	(1,064)	2,581	(9,033)
PROVISION FOR INCOME TAXES	33	—	53	—

NET INCOME (LOSS)	$897	$(1,064)	$2,528	$(9,033)

NET INCOME (LOSS) PER SHARE — BASIC	$0.06	$(0.07)	$0.16	$(0.59)

NET INCOME (LOSS) PER SHARE — DILUTED	$0.05	$(0.07)	$0.15	$(0.59)

Weighted average common shares outstanding; basic	15,702	15,480	15,641	15,432

Weighted average common and common equivalent shares outstanding; diluted	17,083	15,480	16,780	15,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.

Condensed Consolidated Statements of Cash Flows
(unaudited in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,528	$(9,033)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	972	1,593
Non-cash interest	(6)	(6)
Stock-based compensation	130	415
Asset impairment charge	—	3,300
Changes in assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts, net	(1,862)	(1,886)
Other assets	(17)	(126)
Accounts payable	324	553
Accrued expenses	(679)	(178)
Restructuring accrual	(69)	(176)
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	483	2,495

Net cash provided by (used) in operating activities	1,804	(3,049)

Cash flows from investing activities:
Purchases of property and equipment	(601)	(678)

Net cash used in investing activities	(601)	(678)

Cash flows from financing activities
Repayments of obligations under capital lease	(83)	(8)
Collection on note receivable from officers	—	14
Repayment of long-term debt	(15)	(95)
Proceeds from long-term debt	368	—
Proceeds from common stock issuances	6	6

Net cash provided by (used in) financing activities	276	(83)

Increase (decrease) in cash and cash equivalents	1,479	(3,810)
Cash and cash equivalents, beginning of period	10,008	12,274

Cash and cash equivalents, end of period	$11,487	$8,464

Non-cash investing and financing activities:
Assets acquired under capital leases	$—	$162

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDACORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

     Landacorp, Inc. was established in 1982 and, along with its subsidiaries (collectively referred to herein as the “Company”), provides population health management solutions to healthcare payer and delivery organizations that include predictive modeling and chronic condition management programs, and Internet-and Windows®-based medical management software. These solutions are designed to help our customers control and avoid cost, while improving outcomes across the continuum of care. The Company maintains offices in Atlanta, Georgia; Chico, California; and Raleigh, North Carolina and derives substantially all of its revenues from customers in the United States.

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

     The consolidated results of operations presented for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or any future year. Certain prior period balances have been reclassified in order to conform with current period presentation.

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

Revenue Recognition

     The Company derives revenue primarily from (i) the licensing and implementation of medical management software systems, (ii) the delivery of post-contract customer support, training and consulting services, and (iii) the delivery of care management services. In accordance with Staff Accounting Bulletin (“SAB”) 101, the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or the services are rendered, (3) the price is fixed or determinable and, (4) collectibility is reasonably assured.

     The Company accounts for their multiple element software systems contracts in accordance with the provision of Statement of Position (SOP) 97-2, Software Revenue Recognition. As the Company provides significant production, modification and/or customization of the software installed, system sales revenues, including training and consulting services essential to the software system, and the associated costs are recognized using the percentage-of-completion method, using labor hours incurred relative to total estimated contract hours as the measure of progress towards completion. Costs and estimated earnings in excess of billings represent revenues that the Company has earned in accordance with its accounting policies but that are not yet billable under the terms of the contracts as of the date of the balance sheet. These balances are generally billable within twelve months. When the current estimates of total contract revenue and contract cost indicate a loss, the Company records a provision for the estimated loss on the contract. Sales of software products of other vendors are recognized upon installation.

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

     From time to time, the Company may enter into care management contracts that guarantee certain cost savings or other performance measures to the customer. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company defers revenue equal to either the maximum potential amount of fees that are refundable, or such amount that is determined by management to be reasonable based on historical performance under the contract. Such revenue will not be recognized until the performance criteria have been met. As of September 30, 2003 the Company had outstanding performance guarantees on three contracts, for a maximum total of approximately $1,177,000, which is included in deferred revenue.

     Included in the third quarter 2003, is revenue of approximately $296,000 related to achieving certain performance criteria from an ongoing care management contract.

3. Net income (loss) per share

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares consist of outstanding common shares subject to repurchase by the Company, and common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive. The approximate potential common shares, which are excluded from the determination of diluted net income per share as the effect of such shares is anti-dilutive were 722,000 and 1,419,000 for the three and nine months ended September 30, 2003, respectively. The approximate potential common shares, which are excluded from the determination of basic and diluted net loss per share as the effect of such shares is anti-dilutive were 3,501,000 at September 30, 2002.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In FAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. The Company adopted this statement effective January 1, 2003 and did not have a material effect on our financial position, results of operations or cash flows.

     In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into fiscal periods beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company has adopted the Issue, and it did not have a material impact on the results of operations, financial position, or cash flows.

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

     Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Our intangible assets consist principally of existing technology and customer base, and all are considered to have finite lives. Our acquired workforce intangible asset was reclassified to goodwill upon the adoption of SFAS 142 on January 1, 2002.

(in thousands)

	Existing	Customer
	Technology	Base	Workforce	Total

Acquired Cost	$5,200	$1,150	$710	$7,060
Accumulated Amortization	(1,213)	(269)	(248)	(1,730)

Intangible assets as of December 31, 2001	3,987	881	462	5,330
Reclassify Workforce to Goodwill	—	—	(462)	(462)
Amortization	(740)	(162)	—	(902)
Impairment Charge (note 7)	(2,006)	(444)	—	(2,450)

Intangible assets as of December 31, 2002	1,241	275	—	1,516
Amortization	(110)	(24)	—	(134)

Intangible assets as of March 31, 2003	1,131	251	—	1,382
Amortization	(110)	(23)	—	(133)

Intangible assets as of June 30, 2003	1,021	228	—	1,249
Amortization	(109)	(25)	—	(134)

Intangible assets as of September 30, 2003	$912	$203	$—	$1,115

6. Restructuring and Acquisition Related Charges

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

     The following is a rollforward of the restructuring accrual:

Balance, January 1, 2002	$368,000
Additions:
Facility/rental payments	106,000
Reductions:
Facility/rental payments	(226,000)
Severance payments	(40,000)

Balance, December 31, 2002	208,000

Reductions:
Facility/rental payments	(28,000)

Balance, March 31, 2003	180,000
Reductions:
Facility/rental payments	(19,000)

Balance, June 30, 2003	161,000
Reductions:
Facility/rental payments	(22,000)

Balance, September 30, 2003	$139,000

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

8. Agreement with Certain Shareholders and Option Holders

     On March 13, 2002, the Company settled a disagreement with former shareholders and option holders of PatientCentrix regarding the amount of the Earn Out payment due under the PatientCentrix merger agreement. We agreed to pay the former shareholders and option holders of PatientCentrix an aggregate $400,000 in respect of the Earn Out payment. This amount has been recorded as an adjustment to goodwill. As further consideration for the release of all disagreements related to the merger and Merger Agreement, we agreed to reduce to $0.39 per share, the exercise price of stock options held by Michael Miele, the major shareholder of PatientCentrix. This amount has been recorded as an acquisition related charge in the amount of $268,000. We also agreed to appoint Mr. Miele to our board of directors until March 2003. Our board of directors determined that Mr. Miele should remain on our board of directors, and Mr. Miele was re-elected at our 2003 annual meeting of stockholders. Effective on October 27, 2003, Mr. Miele resigned from our board of directors.

9. Stock-Based Compensation

     The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of the Company’s common stock and the exercise price of the stock option is recorded as unearned compensation. Unearned compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as it relates to stock options granted to employees, which requires pro forma net losses be disclosed based on the fair value of the options granted at the date of the grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

     Fair Value Disclosures

     The Company calculated the fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	For the three months ended:		For the three months ended:
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Risk-free interest rate	4.28%	4.47%	4.05%	4.89%
Expected lives (in years)	10.0	10.0	10.0	10.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	100%	100%	100%	100%

     Had compensation cost for the Company’s stock-based compensation plans been determined as prescribed by SFAS No. 123, the Company’s net pro forma income (loss) would have been as follows:

	For the three months ended:		For the nine months ended:
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income (loss):
As reported	$897,000	$(1,064,000)	$2,528,000	$(9,033,000)
Compensation Expense	(184,000)	(213,000)	(609,000)	(616,000)

Pro forma	713,000	(1,277,000)	1,919,000	(9,649,000)

Basic net income (loss) per share:
As reported	$0.06	$(0.07)	$0.16	$(0.59)
Compensation Expense	(0.01)	(0.01)	(0.04)	(0.04)

Pro forma	$0.05	$(0.08)	$0.12	$(0.63)

Diluted net income (loss) per share:
As reported	$0.05	$(0.07)	$0.15	$(0.59)
Compensation Expense	(0.01)	(0.01)	(0.04)	(0.04)

Pro forma	$0.04	$(0.08)	$0.11	$(0.63)

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

     During the quarter ended September 30, 2003, 57% and 43% of revenue was generated from care management services and medical management software, respectively.

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

     From time to time, the Company may enter into care analytics and care management contracts that guarantee certain cost savings or other performance measures to the customer. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company defers revenue equal to either the maximum potential amount of fees that are refundable, or such amount that is determined by management to be reasonable based on historical performance under the contract. Such revenue will not be recognized until the performance criteria have been met. As of September 30, 2003 the Company had outstanding performance guarantees on three contracts, for a maximum total of approximately $1,177,000, which is included in deferred revenue.

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

     Revenue recognition. The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of software license and implementation fees, related maintenance and software service fees, and certain revenue derived from our care management programs. Deferred revenue consists of maintenance billings and annual enrollment fees due in advance of service periods. From time to time, the Company may enter into care management contracts that guarantee certain cost savings or other performance measures to the customer. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company defers revenue equal to either the maximum potential amount of fees that are refundable, or such amount that is determined by management to be reasonable based on historical performance under the contract. Such revenue will not be recognized until the performance criteria have been met. The Company’s revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, AICPA Statement of Position No. 97 — 2 “Software Revenue Recognition” and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The Company follows specific and detailed guidelines in measuring revenue; however certain estimates and judgments affect the application of the revenue policy. These estimates include the estimated contract hours and time to complete for percentage of completion accounting, and the effort-based measures used in services accounting. Changes in conditions or new contract terms could cause management to determine these estimates and judgments must be revised. Such changes or revisions could adversely affect the revenue recognition for any reporting period.

     Bad debt. Management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms and trends when evaluating the adequacy of the allowance for bad debt. Significant management judgment and estimates must be made and used in connection with establishing the allowance for bad debt in any accounting period. The accounts receivable balance was $3.7 million, net of allowance for bad debt of $0.3 million as of September 30, 2003. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for bad debt may be required.

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

On March 13, 2002, we settled a disagreement with former shareholders and option holders of PatientCentrix regarding the amount of the earn out payment due under the PatientCentrix merger agreement. We agreed to pay the former shareholders and option holders of PatientCentrix an aggregate $400,000 in respect of the earn out payment. This amount has been recorded as an adjustment to goodwill. As further consideration for the release of all disagreements related to the merger and the merger agreement, we agreed to reduce, to $0.39 per share, the exercise price of stock options held by Michael Miele, the major shareholder of PatientCentrix. This re-pricing has been recorded as an acquisition related charge in the amount of $268,000. We also agreed to appoint Mr. Miele to our board of directors until March 2003. Mr. Miele was nominated and elected as a director at our 2003 annual meeting of stockholders. On October 27, 2003, Michael Miele resigned from our board of directors.

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

     As of September 30, 2002 the Company’s office in Montclair, New Jersey was closed.

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

RESULTS OF OPERATIONS

     The following table presents the statement of operations data as a percentage of total revenues:

	Three month period		Nine month period
	ended September 30,		ended September 30,

	2003	2002	2003	2002

REVENUE:
Program revenue and maintenance fees	71.1	73.0	71.6	75.1
System sales and consulting fees	28.9	27.0	28.4	24.9

Total revenues	100.0	100.0	100.0	100.0

COST OF REVENUE:
Program revenue and maintenance fees	26.4	36.9	24.5	40.8
System sales and consulting fees	7.3	13.4	8.5	13.3

Total cost of revenue	33.7	50.3	33.0	54.1

GROSS PROFIT	66.3	49.7	67.0	45.9

OPERATING EXPENSES:
Sales and marketing	15.5	20.8	14.9	23.7
Research and development	17.4	25.1	17.6	26.2
General and administrative	18.4	20.1	19.9	27.8
Amortization of intangible assets	1.9	2.3	2.0	4.8
Asset Impairment Charge	—	—	—	20.6

Total operating expenses	53.2	68.3	54.4	103.1

INCOME (LOSS) FROM OPERATIONS	13.1	(18.6)	12.6	(57.2)
INTEREST AND OTHER INCOME	0.4	0.5	0.4	0.7
INTEREST EXPENSE	(0.2)	(0.1)	(0.1)	(0.2)

NET INCOME (LOSS) BEFORE INCOME TAXES	13.3	(18.2)	12.9	(56.7)

PROVISION FOR INCOME TAXES	0.5	—	0.3	—

NET INCOME (LOSS)	12.8	(18.2)	12.6	(56.7)

Comparison of the three and nine-month periods ended September 30, 2003 and 2002.

     Revenues. Program revenues and maintenance fees represent repeat and recurring revenue streams, such as per member per month licensing and servicing revenues, per participant per year fees and support charges for maintaining software. System sales and consulting fees represent one-off or non-recurring and non-repeat revenue, such as sales of perpetual licenses, implementation and ad-hoc consulting or training services. During the three months ended September 30, 2003, four customers accounted for 21%, 14%, 12%, and 11% of revenue. Two customers accounted for 32% and 11% of revenue for the three-month period ended September 30, 2002. During the nine months ended September 30, 2003, four customers accounted for 21%, 17%, 16% and 14% of revenue. Two customers accounted for 15% and 20% of revenue for the nine-month period ended September 30, 2002.

     Program revenues and maintenance fees have increased by $699,000 or 16% from $4,269,000 for the three-month period ended September 30, 2002 to $4,968,000 in the three-month period ended September 30, 2003. The increase in revenues relates largely to a change in mix of enrollments resulting in more favorable pricing in our care management programs, as well as approximately $296,000 related to meeting the requirements of a performance guarantee under an ongoing care management contract. Program revenues and maintenance fees have increased by $2,357,000 or 20% from $11,963,000 in the nine-month period ended September 30, 2002 to $14,320,000 in the nine-month period ended September 30, 2003. The increase in revenues relates to a change in mix of enrollments resulting in more favorable pricing in our care management programs including a major program launched toward the end of the first quarter of 2003 with favorable pricing, as well as approximately $1,066,000 related to meeting the requirements of a performance guarantee under an ongoing care management contract.

     System sales and consulting fees increased by $440,000 or 28% from $1,581,000 in the three-month period ended September 30, 2002 to $2,021,000 in the three-month period ended September 30, 2003. This increase is primarily due to additional revenue in 2003 related to implementations of our medical management software. System sales and consulting fees increased by $1,704,000 or 43% from $3,977,000 in the nine-month period ended September 30, 2002 to $5,681,000 in the nine-month period ended September 30, 2003. The increase in system sales and consulting fees are primarily due to additional revenue in 2003 related to several new implementations of our medical management software at major health payer organizations and additional revenue of approximately $227,000 related to the revision of the estimated time to complete a fixed-price medical management software contract.

     Based on existing and anticipated customer contracts, management does not believe that consecutive quarter over quarter increases in revenue will continue for the remainder of 2003.

     Cost of Program Revenue and Maintenance Fees. Cost of Program Revenue and Maintenance Fees consists principally of personnel related costs, product costs, amortization of unearned stock-based compensation, related department overhead, costs of third party software products, and depreciation of equipment. Cost of program revenues and maintenance fees decreased by $314,000 or 15% from $2,156,000 in the three-month period ended September 30, 2002 to $1,842,000 in the three-month period ended September 30, 2003, representing 50.5% of program revenues and maintenance fees revenues for the third quarter of 2002 and 37.1% for the third quarter of 2003. Cost of program revenues and maintenance fees decreased by $1,593,000 or 25% from $6,493,000 in the nine-month period ended September 30, 2002 to $4,900,000 in the nine-month period ended September 30, 2003, representing 54.3% of program revenues and maintenance fees revenues for the nine months ended September 30, 2002 and 34.2% for the same period in 2003. This decrease in costs for the three and nine month periods ended September 30, 2003, is primarily due to cost reductions associated with the closing of our Montclair, New Jersey office in September of 2002 and cost reductions related to the termination of our contract with Lifeguard in October of 2002.

     Cost of System Sales and Consulting Fees. Cost of system sales and consulting fees consist principally of costs incurred in the implementation of our software products, and other consulting and training personnel costs. The cost of system sales and consulting fees includes personnel costs, amortization of unearned stock-based compensation, travel expenditures, related departmental overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. During the quarter ended September 30, 2003 these costs were $510,000 or 25.2% of system sales and consulting fees, compared to costs of $785,000 representing 49.7% of system sales and consulting fees during the quarter ended September 30, 2002. Cost of system sales and consulting fees decreased by $275,000 or 35% from the quarter ended September 30, 2002 to the same period for 2003. During the nine-month period ended September 30, 2003 these costs were $1,698,000 or 29.9% of system sales and consulting fees, compared to costs of $2,123,000 representing 53.4% of system sales and consulting fees during the nine-month period ended September 30, 2002. Cost of system sales and consulting fees decreased by $425,000 or 20% from the nine-month period ended September 30, 2002 to the same period for 2003. This cost decrease for the three months ended September 30, 2003 was due to reduced personnel costs , travel costs and a decrease in royalty payments in 2003. The decrease during the nine months ended September 30, 2003 was due to reduced personnel costs, travel costs and royalties, offset by additional purchases of third-party software for resale to the Company’s customers during the first quarter of 2003.

     Sales and Marketing. Sales and marketing expenses consist principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotional costs, and departmental overhead. Sales and marketing expenses during the quarter ended September 30, 2003 were $1,085,000 representing 15.5% of total revenues, compared to $1,216,000, representing 20.8% of total revenues during the corresponding quarter of 2002. Sales and marketing expenses decreased by $131,000 or 11% from the second quarter of 2002. Sales and marketing expenses during the nine-month period ended September 30, 2003 amounted to $2,978,000 representing 14.9% of total revenues, in comparison with $3,771,000 representing 23.7% of total revenues during the corresponding period of 2002. Sales and marketing expenses decreased by $793,000, or 21% from the nine-months ended September 30, 2002. This is primarily due to decreased personnel associated costs during both the three and nine- month periods ended September 30, 2003.

     Research and Development. Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related departmental overhead and depreciation on equipment. Research and development expenses totaled $1,217,000 or 17.4% of total revenues during the quarter ended September 30, 2003, a decrease of $253,000 or 17% compared to expenses totaling $1,470,000 representing 25.1% of total revenues during the quarter ended September 30, 2002. Research and development expenses totaled $3,517,000 or 17.6% of total revenues in the nine-months ended September 30, 2003, a decrease of $667,000 or 16% compared to expenses totaling $4,184,000 representing 26.2% of total revenues in the nine-months ended September 30, 2002. During both the three and nine-month periods ended September 30, 2003, this is primarily due to cost reductions associated with the closing of our Montclair, New Jersey office in September of 2002 and decrease in costs of outside contractors.

     General and Administrative. General and administrative expenses consist of compensation for personnel, fees for outside professional services, amortization of unearned stock-based compensation, allocated occupancy and departmental overhead and bad debt. General and administrative expenses increased by $114,000 or 10% from $1,175,000, representing 20.1% of total revenues, in the third quarter of 2002 to $1,289,000, representing 18.4% of total revenues, in the third quarter of 2003. General and administrative expenses decreased by $445,000 or 10% from $4,425,000, representing 27.8% of total revenues, in the nine-months ended September 30, 2002 to $3,980,000, representing 19.9% of total revenues, in the nine-months ended September 30, 2003. The increase during the three-month period ended September 30,2003 is largely related to higher bonus, legal and accounting, and outside contractor expenses. The decrease during both the nine-month period ended September 30, 2003 is largely related to the closing of Montclair, New Jersey office and general cost cutting measures throughout 2002 and 2003.

     Amortization of Intangible Assets. Amortization expense totaled $134,000 for the three-month periods ended September 30, 2002 and 2003. Amortization expense was 2.3% and 1.9% of revenues in the third quarter of 2002 and 2003, respectively. Amortization expense decreased by $368,000 or 48% from $769,000 or 4.8% of revenues in the nine-months ended September 30, 2002 to $401,000 or 2.0% of revenues in the nine-months ended September 30, 2003. The decrease in amortization of intangible assets during both the three and nine-month periods ended September 30, 2003 is due to the intangible asset impairment charge of $2,450,000 recorded in the second quarter of 2002.

     Stock-Based Compensation. Amortization of unearned stock compensation (income) during the quarters ended September 30, 2003 and 2002 was ($13,000) and $54,000, respectively. Amortization of unearned stock compensation during the nine-month periods ended September 30, 2003 and 2002 was $130,000 and $326,000, respectively. These amounts have been allocated to cost of revenues and operating expenses. Included in these amounts is stock compensation expense (income) of approximately ($17,000) and $93,000 in the three-month and nine-month periods ended September 30, 2003 for the modification of a fixed stock option grant.

     Interest and Other Income and Interest Expense. Interest and other income consists primarily of earnings on our cash and cash equivalents. Interest and other income amounted to $28,000 for the third quarter of 2002 and $29,000 for the third quarter of 2003, and $118,000 for the nine-months ended September 30, 2002 and $78,000 for the nine-months ended September 30, 2003. The increase in interest and other income in the third quarter 2003 of $1,000 or 4% is primarily due to increased cash on hand. The decrease of $40,000 or 34% in the nine-months ended September 30, 2003 is due to the decrease in interest rates. Interest expense of $11,000 during the third quarter of 2003 and $6,000 for the third quarter of 2002, and $24,000 during the nine-months ended September 30, 2003 and $26,000 for the nine-months ended September 30, 2002 arises from financing certain fixed assets through capital leases and debt.

     Provision for Income Tax. Based on various Federal tax regulations that do not allow the full application of net operating loss carry-forwards against net income, we have recorded an income tax provision of $33,000 during the three months ended September 30, 2003 and $53,000 during the nine months ended September 30, 2003.

Liquidity and Capital Resources

     Since inception, we have financed our operations through net cash generated from operating activities, and sales of common and preferred stock. As of September 30, 2003, we had $11.5 million in cash and cash equivalents, which includes approximately $529,000 used to secure certain letters of credit and notes payable. We also had $6.1 million in working capital with outstanding capital lease obligations and notes payable totaling approximately $529,000.

     Net cash provided by (used in) operating activities was $1,804,000 and ($3,049,000) during the nine months ended September 30, 2003 and 2002, respectively. Net cash provided by operating activities in the nine months ended September 30, 2003 reflects net income before non-cash charges for depreciation and amortization, stock-based compensation, an increase in accounts payable and deferred revenue, offset by an increase in net accounts receivable and other assets, and decreases in accrued expenses and restructuring accrual. The increase in accounts receivable during the nine-month period ended September 30, 2003 is primarily due to increased billings in 2003. The decrease in accrued expenses during the nine months ended September 30, 2003 was primarily due to a decrease in accrued payroll due to timing and a decrease in other general accruals. The increase in deferred revenue was primarily due to pre-payments from certain medical management software customers as well as increased billings in our Care Management programs, which is earned over several months.. Net cash used to fund operating activities in the nine months ended September 30, 2002 reflects net losses before non-cash charges for depreciation and amortization of intangible assets, stock-based compensation, asset impairment charge, an increase in accounts payable and deferred revenues, offset by an increase in net accounts receivable and other assets, and a decrease in the restructuring accrual and accrued expenses.

     During the nine months ended September 30, 2003 and 2002, net cash used in investing activities was $601,000 and $678,000, respectively. Investing activities consist primarily of purchases of computer equipment, software, office furniture and leasehold improvements.

     Net cash provided by financing activities was $276,000 for the nine months ended September 30, 2003. Net cash used in financing activities was $83,000 for the nine months ended September 30, 2002. Net cash provided by financing activities for the nine months ended September 30, 2003 resulted from proceeds from long-term debt offset somewhat by payments on capital lease obligations. Net cash used in financing activities for the nine months ended September 30, 2002 resulted from the payments on certain capital lease obligations.

     We may utilize existing cash to fund strategic transactions or investments in other businesses, technologies or product lines. We believe that cash generated by revenues, available cash and cash equivalents will be sufficient to meet our working capital, operating expense and capital expenditure requirements for at least the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financings, although there can be no assurance that such funding will be available on terms acceptable to us.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We Have a Long History of Losses and May Not Sustain or Increase Profitability

     We have been in business since 1982 and we have incurred significant losses since that time. We may continue to incur losses on an annual or quarterly basis in the future. As of September 30, 2003, our accumulated deficit was $42.2 million. Even though we have achieved profitability during the past four quarters, due to competition and the evolving nature of the disease management, medical management, healthcare information technology and Internet markets, we could fail to sustain or increase profitability on a quarterly or annual basis.

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

     We currently serve a limited number of customers, four of whom accounted for 21%, 14%, 12%, and 11%, respectively, of our revenues for the three-month period ended September 30, 2003. Moreover, because we focus our sales efforts on a small group of potential customers in the healthcare industry we anticipate our operating results will continue to depend on sales to a small number of key customers for the foreseeable future. The loss of, or a reduction in sales to, any of our current customers or our failure to sell our products and services to additional customers would significantly reduce our future revenues and negatively impact our results of operations, our stock price and our future viability.

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

     From time to time, the Company may enter into chronic condition management contracts pursuant to which we guarantee certain minimum levels of cost savings or other performance measures to the customer. Under such contracts, we often agree to reimburse all or a portion of the enrollment fees paid to us by the customer if we fail to achieve such minimum cost savings. Due to the large number of variables, many of which are not within our control, that could impact the realization of such minimum cost savings, there can be no assurance that we will achieve such savings. If we do not achieve the necessary cost savings we may be obligated to reimburse significant portions of the enrollment fees paid to us by customers, we will not be able to recognize the revenue associated with such fees and our business and reputation may be harmed. As of September 30, 2003, we had three contracts that contain some level of performance guarantee. As of September 30, 2003 we had deferred revenue of approximately $1,177,000 related to performance guarantees.

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

     Recently, the Federal Trade Commission (FTC) enacted rules pertaining to telemarketing activities that affect our call center used in our disease management programs. We do not believe we are restricted under the “Do Not Call” provisions of the FTC rules but will be required to comply with other FTC rules related to our telemarketing activities. We intend to comply with the new regulations in connection with our disease management programs. Lack of compliance could result in significant monetary penalties as well as lost revenue if our call center activities are restricted.

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

     Our funds are limited. They consist of existing cash reserves and limited anticipated cash flow from operations. We believe that these funds will be sufficient to meet our capital and operating expense requirements for at least the next twelve months. Thereafter, we may require additional funds to support our working capital, operating expense and capital expenditure requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financings if such funding is available on terms acceptable to us. If we cannot raise capital on acceptable terms and when needed, we may not have the resources to develop new products or enhance existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated events.

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

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit Number	Description of Document

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant dated February 14, 2000.

3.2(5)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant dated March 26, 2001.

3.2.1(9)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of the Registrant dated June 12, 2003.

3.3(1)	Bylaws of the Registrant.

3.3.1(9)	Certificate of Amendment to the Bylaws of the Registrant, dated June 19, 2003.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Registration Rights Agreement dated October 29, 1997, as amended.

4.3(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000.

10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(1)	1995 Stock Plan and form of agreements thereunder.

10.3(2)	1998 Equity Incentive Plan, as amended.

10.3.1(9)	1998 Equity Incentive Plan, as amended on June 9, 2003 and form of agreements thereunder.

10.4(1)	1999 Employee Stock Purchase Plan.

10.4.1(9)	1999 Employee Stock Purchase Plan, as amended on April 1, 2003.

10.5(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia. between andacorp and Unisys Corporation, dated September 1, 1991.

10.6(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999.

10.7(1)	Licensing Agreement by and between Interqual® Incorporated and Landa Management Systems Corporation, dated September 8, 1992.

10.8(1)	Sublicensor Agreement by and between Interqual® Incorporated and Landa Management Systems, effective April 15, 1994.

10.9(1)	Distribution Agreement for Interqual® Medical Appropriateness Review Systems, signed on January 1, 1996.

10.10(1)	License Agreement — Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998.

10.11(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000.

10.12(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000.

10.13(6)	Settlement Agreement and Mutual Release by and between Landacorp, Inc. and Bryan Lang dated June 20, 2001.

10.14(6)	Separation Agreement between Eugene Santa Cattarina and Landacorp, Inc. dated January 15, 2002.

10.15(6)	Memorandum of Agreement between Landacorp, Inc. and Marlene McCurdy dated August 6, 2001.

10.16(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc. and Michael S. Miele dated May 3, 2001.

10.17(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc., Eugene Santa Cattarina and Michael S. Miele, Christopher C. Synn, James W. Tiepel, Richard Sweeney, Stephen Brooks, Mary Dean, Ian Duncan, Percival Herrero, John Burke, Arthur Robb, Anne Forbes, Virginia O’Shea, Lucia Egoavil, Thomas Sweeney, and Bradley Green dated March 13, 2002.

10.18(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Eugene Santa Cattarina dated March 17, 1999.

10.19(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Stephen P. Kay dated March 17, 1999.

10.20(7)	First Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated July 31, 2002.*

10.21(8)	Second Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated October 8, 2002.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on March 22, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2000.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2002.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 7, 2002.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 15, 2002.

(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

     (b)  Reports on Form 8-K.

     A Current Report on Form 8-K was furnished to the SEC on August 7, 2003, presenting the Company’s press release announcing financial results for its second fiscal quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDACORP, INC.
(Registrant)

Dated: November 7, 2003
	By:	/s/ Eugene Miller

Eugene Miller
President, Chief Executive Officer

	By:	/s/ Mark Rapoport

Mark Rapoport
Chief Operating Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant dated February 14, 2000.

3.2(5)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant dated March 26, 2001.

3.2.1(9)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of the Registrant dated June 12, 2003.

3.3(1)	Bylaws of the Registrant.

3.3.1(9)	Certificate of Amendment to the Bylaws of the Registrant, dated June 19, 2003.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Registration Rights Agreement dated October 29, 1997, as amended.

4.3(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000.

10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(1)	1995 Stock Plan and form of agreements thereunder.

10.3(2)	1998 Equity Incentive Plan, as amended.

10.3.1(9)	1998 Equity Incentive Plan, as amended on June 9, 2003 and form of agreements thereunder.

10.4(1)	1999 Employee Stock Purchase Plan.

10.4.1(9)	1999 Employee Stock Purchase Plan, as amended on April 1, 2003.

10.5(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia. between Landacorp and Unisys Corporation, dated September 1, 1991.

10.6(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999.

10.7(1)	Licensing Agreement by and between Interqual® Incorporated and Landa Management Systems Corporation, dated September 8, 1992.

10.8(1)	Sublicensor Agreement by and between Interqual® Incorporated and Landa Management Systems, effective April 15, 1994.

10.9(1)	Distribution Agreement for Interqual® Medical Appropriateness Review Systems, signed on January 1, 1996.

10.10(1)	License Agreement — Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998.

10.11(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000.

10.12(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000.

10.13(6)	Settlement Agreement and Mutual Release by and between Landacorp, Inc. and Bryan Lang dated June 20, 2001.

10.14(6)	Separation Agreement between Eugene Santa Cattarina and Landacorp, Inc. dated January 15, 2002.

10.15(6)	Memorandum of Agreement between Landacorp, Inc. and Marlene McCurdy dated August 6, 2001.

10.16(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc. and Michael S. Miele dated May 3, 2001.

10.17(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc., Eugene Santa Cattarina and Michael S. Miele, Christopher C. Synn, James W. Tiepel, Richard Sweeney, Stephen Brooks, Mary Dean, Ian Duncan, Percival Herrero, John Burke, Arthur Robb, Anne Forbes, Virginia O’Shea, Lucia Egoavil, Thomas Sweeney, and Bradley Green dated March 13, 2002.

10.18(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Eugene Santa Cattarina dated March 17, 1999.

10.19(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Stephen P. Kay dated March 17, 1999.

10.20(7)	First Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated July 31, 2002.*

10.21(8)	Second Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated October 8, 2002.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on March 22, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2000.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2002.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 7, 2002.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 15, 2002.

(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.