Form 10-K
period 2003-12-31
LANDACORP INC
filed 2004-03-30
CIK 1058177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-29377

Landacorp, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3346710 (I.R.S. Employer Identification Number)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of Act). Yes ☐ No ☒

     The aggregate market value of the voting and non-voting common stock held by persons other than those who may be deemed affiliates of the Company as of June 30, 2003, was $13,766,858. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant’s Common Stock outstanding as of March 22, 2004 was 16,182,445

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

LANDACORP, INC.
2003 ANNUAL REPORT ON FORM 10-K

PART I

     This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. Examples of such forward-looking statements include projections of our future results of operations or of our financial condition and plans to hire additional personnel; our market opportunities; deployment, capabilities and uses of our products and services; advantages and advancements that may be enabled by our products; product development and product innovations; developments in the healthcare and population health management industries, including changes in the applicable regulatory environment; expansion of our intellectual property portfolio; growth in our research and development, sales, marketing and general administrative expenses; and anticipated trends in our business. Actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors including, but not limited to, Landacorp’s dependence on a limited number of products with limited market acceptance and other risk factors that are discussed in this Form 10-K and the Company’s other filings with the SEC. Such statements reflect the judgment of the Company as of the date of this annual report on Form 10-K with respect to future events, the outcome of which is subject to certain risks, including the risk factors set forth below, which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Landacorp undertakes no obligation to update forward looking statements.

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

     Landacorp offers four solutions to healthcare payers. maxMC™ and e-maxMC, its web-enabling application, are our medical management software products for this market. Our Managing for Tomorrow programs are a unique, high-tech/light-touch approach to chronic condition management that is designed to improve member self-management skills. These skills are essential to reducing modifiable risks associated with chronic diseases, pregnancy, smoking, weight management, and general wellness. Our care analytics solutions provide disease management predictive modeling and interventional targeting workflow software. As of December 31, 2003, 20 payer organizations that claim to have a combined membership of approximately 37 million participants were using our products, all of which are being implemented or are operational and in use among our client base.

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

     Maxsys IITM is our medical management software product for hospital and healthcare delivery systems. As of December 31, 2003, approximately 125 hospitals were using Maxsys II or its predecessor, Maxsys I, which we no longer market, but continue to support with a maintenance program.

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

   Products

     Landacorp’s population health management solutions are identified under two solutions groups: Care Management and Medical Management Software. For the year ended December 31, 2003, these product groups accounted for 57% and 43% of revenue, respectively. See Note 14 to the financial statements for further information on our operating segments.

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

   Customers

     Landacorp targets payer organizations with membership ranging from 50,000 to several million covered lives. We currently serve 20 payer organizations that claim to have a combined membership of approximately 37 million participants. Our top healthcare payer customers are Aetna, Highmark (Blue Cross Blue Shield of Western Pennsylvania), WellPoint, Blue Cross Blue Shield of North Carolina, Blue Cross and Blue Shield of South Carolina, Great West (part of Great West Life Assurance Company), Blue Cross and Blue Shield of Illinois, United Healthcare, Independence Blue Cross and Blue Shield, and Renal Management Systems (a subsidiary of Baxter International Inc.). Highmark, Blue Cross and Blue Shield of North Carolina, Wellpoint, Independence Blue Cross and Blue Shield and Renal Management Systems are currently using our maxMC solution. Renal Management utilizes maxMC’s disease management functionality, which was implemented using a central database and twenty-two remote satellite operations throughout the United States. Blue Cross and Blue Shield of North Carolina is also using our e-maxMC Web-enabling solution. Aetna, Blue Cross and Blue Shield of South Carolina, Blue Cross and Blue Shield of Illinois, United Healthcare and Great West utilize our care management solutions.

     During 2003, Great West, United Healthcare, Blue Cross and Blue Shield of South Carolina, and Independence Blue Cross and Blue Shield accounted for 21%, 15%, 15%, and 11% of our revenue, respectively. The loss of, or a reduction in sales to, any of our current customers or our failure to sell our products and services to additional customers would significantly reduce our future revenues and negatively impact our results of operations, our stock price and our future viability. In December 2003, the Company announced that Great West has elected not to renew its disease management programs. The contract with Great West expires in May 2004.

     We target hospitals and healthcare delivery organizations with licensed beds ranging from several thousand to as few as 250. We currently serve approximately 125 such organizations. Among our leading provider customers are Rush Presbyterian-St. Luke’s Medical Center, University of Texas M. D. Anderson Cancer Center, BJC Health System, Atlantic Health System, Baptist Healthcare Systems, Inc., and New York and Presbyterian Healthcare System. Many of our hospital provider customers continue to use Maxsys I, the predecessor of Maxsys II, which we no longer market, but continue to support with a maintenance program.

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

     Total research and development expenditures, including expenditures for our IT Operations in Care Management, for 2001, 2002 and 2003 were $6,361,000, $5,351,000, and $4,780,000, respectively.

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

  Government Regulation

     Participants in the healthcare industry, such as our payer and provider customers, are subject to extensive and frequently changing laws and regulations, including laws and regulations relating to the confidential treatment and secure transmission of healthcare information such as patient medical records. Legislators at both the state and federal levels have proposed additional legislation relating to the use and disclosure of medical information, and the federal government is likely to enact new federal laws or regulations in the near future. Pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Department of Health and Human Services, or DHHS, has proposed regulations setting forth security and privacy standards for all health plans, clearinghouses and providers to follow with respect to an individual’s healthcare information that is electronically transmitted, processed, or stored. In addition, Congress is currently considering various legislative proposals regarding security related to health information.

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

  Employees

     As of December 31, 2003, we employed 150 employees.

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

Item 2. Properties

     The Company maintains offices in Atlanta, Georgia; Chico, California; and Raleigh, North Carolina. All properties are under lease. We have under leases approximately 61,000 square feet of office space, of which approximately 53,000 is currently utilized. We anticipate that our current facilities are adequate for our current needs.

Item 3. Legal Proceedings

On March 1, 2004, the Company and SHPS Holdings, Inc. (SHPS) announced that they have signed a definitive agreement to merge a wholly owned subsidiary of SHPS with the Company (the “Merger”). The Company’s shareholders will receive $3.09 per share in cash, and the Company will become a wholly owned subsidiary of SHPS Holdings, Inc. and its affiliates. The transaction is valued at approximately $56 million. On March 3, 2004, a putative class action complaint was filed on behalf of the stockholders of the Company in the Superior Court of Fulton County, Georgia against the Company and certain current and former members of the Company’s Board of Directors in connection with the Merger between the Company and a wholly owned subsidiary of SHPS Holdings, Inc. (“SHPS”). The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with approving the Merger. The complaint seeks declaratory relief and injunctive relief with respect to the Merger, including an injunction preventing consummation of the Merger. The complaint also seeks unspecified compensatory damages, punitive damages, and fees and costs. A notice of voluntary dismissal without prejudice was filed with the court on March 26, 2004.

     Additionally, from time to time, we are involved in legal proceedings incidental to the conduct of our business. The outcome of these claims cannot be predicted with certainty. We do not believe that the legal matters to which we are currently a party are likely to have a material adverse effect on our results of operation or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

     As of March 23, 2004, there were approximately 170 registered holders of our common stock. Our common stock is currently listed for quotation on the NASDAQ Stock Market’s SmallCap Market System under the symbol “LCOR”. From our Initial Public Offering in February 2000 until November 2002, the Company’s common stock was listed on the NASDAQ National Market System. The following table sets forth for the period indicated, the high and low prices of our common stock as quoted in the NASDAQ Stock Market’s National Market System for periods prior to the fourth quarter of 2002, and as quoted in the NASDAQ Stock Market’s SmallCap Market System thereafter:

	2002		2003
	High	Low	High	Low
Quarter ended March 31,	$1.78	$0.95	$1.41	$0.45
Quarter ended June 30,	1.49	0.85	2.45	1.24
Quarter ended September 30,	1.05	0.10	2.19	1.48
Quarter ended December 31,	0.53	0.18	4.10	1.85

     We have not paid any dividends since our inception and do not intend to pay any dividends on our capital stock in the foreseeable future.

  Equity Compensation Plan Information

     The following table provides information as of December 31, 2003 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (A))
Plan category	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	2,968,181 (1)	$1.22	2,407,714 (2)
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	2,968,181	$1.22	2,407,714

(1)	As of December 31, 2003, 26,000 shares were subject to outstanding options under the 1984 Incentive Stock Option Plan, 127,000 shares were subject to outstanding options under the 1995 Equity Incentive Plan, 2,520,056 shares were subject to outstanding options under the 1998 Equity Incentive Plan and 295,125 shares were subject to outstanding options under the Capitated Disease Management Services, Inc. Stock Compensation Program, which was assumed in connection with the acquisition of PatientCentrix.

(2)	Consists of shares available for future issuance under the 1998 Equity Incentive Plan and the 1999 Employee Stock Purchase Plan. As of December 31, 2003, an aggregate of 470,375 shares of Common Stock were available for issuance under the 1999 Employee Stock Purchase Plan and 1,937,339 shares of Common Stock were available for issuance under the 1998 Equity Incentive Plan.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA
(In thousands, except per share data)

     You should read the following selected financial data in conjunction with our financial statements and their related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. We derived the following statement of operations data for the years ended December 31, 2001, 2002 and 2003, and the balance sheet data as of December 31, 2001, 2002 and 2003, from the audited financial statements included at the end of this report. We derived the following statement of operations data for the year ended December 31, 1999 and 2000 and the balance sheet data as of December 31, 1999, 2000 and 2001 from audited financial statements not included elsewhere in this report.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except share data)
Statement of Operations Data
Revenue	$9,310	$13,760	$15,963	$23,397	$27,445
Gross profit	5,645	7,996	6,429	12,501	18,574
Operating Expenses	8,130	16,264	23,926	20,351	14,847
Net income (loss)	(2,399)	(6,557)	(16,846)	(7,734)	3,662

Net income (loss) per share:
Basic	(1.86)	(0.57)	(1.12)	(0.50)	0.23
Diluted	(1.86)	(0.57)	(1.12)	(0.50)	0.21

	December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$1,884	$21,752	$12,274	$10,008	$14,878
Working capital (deficit)	(1,035)	17,918	5,685	2,903	7,297
Total assets	5,859	45,821	31,550	25,319	29,631
Long-term Portion of Capital Lease Obligation	441	229	152	181	50
Long-term Portion of Notes Payable	—	—	—	—	230
Stockholders’ equity	514	35,661	20,688	13,475	17,318

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

     Landacorp’s care management solutions — our predictive modeling and chronic condition management capabilities — help health plans and other payers identify and intervene with members who have health conditions like asthma, diabetes and heart disease and are at risk for potentially high predicted expenditure outcomes associated with their condition. These member-focused solutions help our clients manage the health of these members through the delivery of consistent and appropriate educational information and self-management materials, or through referral to the customer’s nurse case managers. Taken together, Landacorp’s care management solutions allow customers to integrate targeting capabilities with a wide range of multi-disease intervention solutions to reach identified at-risk members. These programs also support our clients’ branding and marketing efforts by helping them build stronger, more binding relationships with their members through communication tools and methodologies used to deliver information.

     Landacorp’s medical management software solutions help healthcare payers, and hospitals and healthcare delivery systems manage the cost and care of their patients by documenting treatment, ensuring that clinical guidelines and government compliance requirements are met, and by automating the workflow and processes surrounding care coordination activities. These applications use customer-defined business process rules to streamline administrative and business processes; facilitate interaction among various healthcare participants; and minimize inefficient paper-, fax- and phone-based communications. Our software solutions utilize an n-tiered system architecture that enables them to complement existing information systems, as well as other Internet-based products, with a rich set of functions. They are flexible and secure, and can be deployed across a broad range of computing environments. They are also scalable, allowing our customers to configure and adapt them to fit their unique administrative and business requirements and processes. As of December 31, 2003, 20 payers who claim to have a combined membership of approximately 37 million participants were using our payer solutions, and approximately 125 hospital providers were using our provider solutions. We have historically derived revenues from the installation and licensing of our maxMC and Maxsys solutions, sublicensing third-party software applications as part of system implementations and delivery of post-contract customer support, training and consulting services. We are currently focusing our primary development, sales and marketing efforts on our Care Management and Medical Management solutions. Although we do not anticipate future system sales or enhancements of Maxsys I medical management software product, we continue to provide maintenance services to, and receive maintenance fees from, customers who purchased this product in the past. We plan to continue to support Maxsys I for the foreseeable future as a service to such customers and pursuant to ongoing contractual obligations.

     During the year ended December 31, 2003, 57% and 43% of revenue was generated from care management services and medical management software, respectively. See Note 14 to the financial statements for further information on our operating segments.

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

     We recognize sales revenues and associated costs using the percentage-of-completion method for fixed-fee contracts, with labor hours incurred relative to total estimated contract hours as the measure of progress towards completion. Revenues on time and materials based contracts are recognized as services are delivered. We recognize revenues from sublicensing of third-party software upon installation of such software. We recognize revenues from support services ratably over the support period. We recognize revenues from training and consulting as such services are delivered.

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

     From time to time, the Company may enter into care analytics and care management contracts that guarantee certain cost savings or other performance measures to the customer. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company typically defers revenue equal to the maximum potential amount of fees that are refundable. Such revenue will not be recognized until the performance criteria have been met. As of December 31, 2003 the Company had outstanding performance guarantees on three contracts, for a maximum total of approximately $1,329,000, which is included in deferred revenue.

     To accelerate the implementation of elements of our business, we intend to target and pursue strategic relationships, such as marketing alliances with vendors of complementary products and services and partnerships with Internet providers of healthcare content, disease management and health related e-commerce services. Evaluating or entering into any such strategic relationships could lead to additional expenditures.

     On March 1, 2004, the Company and SHPS Holdings, Inc. (SHPS) announced that they have signed a definitive agreement to merge a wholly owned subsidiary of SHPS with the Company. The Company’s shareholders will receive $3.09 per share in cash, and the Company will become a wholly owned subsidiary of SHPS Holdings, Inc. and its affiliates. The transaction is valued at approximately $56 million. The merger is conditioned upon the approval by the Company’s shareholders and regulatory approval, as well as other customary conditions. Directors and executive officers of the Company, and its affiliates, who own approximately 40.7% of the Company’s shares outstanding have agreed to vote these shares in favor of the merger. It is anticipated that the transaction will close in the second quarter of 2004.

Critical Accounting Policies

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon the Company’s consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The preparation of these financial statements requires management to make extensive estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, allowances and reserves, restructuring costs, and goodwill and other intangible assets.

     Management bases its estimates and judgments primarily on historical experience and also considers other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

     The Company has identified the policies below as critical to our business operations and the understanding of our results of operations.

     Revenue recognition. The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of software license and implementation fees, related maintenance and software service fees, and certain revenue derived from our care management programs. Deferred revenue consists of maintenance billings and annual enrollment fees due in advance of service periods. From time to time, the Company may enter into care management contracts that guarantee certain cost savings or other performance measures to the customer. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company typically defers revenue equal to the maximum potential amount of fees that are refundable until such time as the performance criteria are met and collectibility is reasonably assured. Such revenue will not be recognized until the performance criteria have been met. As of December 31, 2003 the Company had outstanding performance guarantees on three contracts, for a maximum total of approximately $1,329,000, which is included in deferred revenue.

     The Company’s revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”, and AICPA Statement of Position No. 97 — 2 “Software Revenue Recognition”. The Company follows specific and detailed guidelines in measuring revenue; however certain estimates and judgments affect the application of the revenue policy. These estimates include the estimated contract hours and time to complete for percentage of completion accounting, and the effort-based measures used in services accounting. Changes in conditions or new contract terms could cause management to determine these estimates and judgments must be revised. Such changes or revisions could adversely affect the revenue recognition for any reporting period.

     Bad debt. Management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms and trends when evaluating the adequacy of the allowance for bad debt. Significant management judgment and estimates must be made and used in connection with establishing the allowance for bad debt in any accounting period. The accounts receivable balance was $2.4 million, net of allowance for bad debt of $0.3 million as of December 31, 2003. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for bad debt may be required.

     Goodwill. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Accordingly, the Company discontinued periodic amortization of goodwill of approximately $650,000 annually. Goodwill will be assessed annually on January 1 for impairment by applying a fair-value-based test. Additionally, the standard requires a transitional impairment test during the period of adoption. The Company has performed the impairment test, which indicated that there is no impairment to goodwill as of January 1, 2002 and 2003. The Company has completed the test as of January 1, 2004, which also indicated no impairment. The projections used to test for impairment of goodwill were based on management’s estimate of future results. However, such estimates may need to be revised in future periods, which could result in impairment charges.

     Other Intangible Assets. Other intangible assets are amortized on a straight-line basis over the useful life of the asset, which is the period the asset is expected to contribute directly or indirectly to future cash flows. Other intangibles include customer relationships and acquired technology. The lives established for our intangible assets are based on many factors, and are subject to change because of the nature of our operations. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. These evaluations are based on the Company’s estimates of future results and may be revised in future periods. During the second quarter of 2002, we recorded an impairment charge of $2,450,000 on our intangible assets. Our acquired workforce intangible asset was reclassified to goodwill upon the adoption of SFAS No. 142 on January 1, 2002.

     Restructuring costs. The restructuring accrual is based on certain estimates and judgments related to contractual obligations and related costs. Potential restructuring accruals related to lease contractual obligations could be materially affected by factors such as our ability to secure subleases, the credit-worthiness of subleases and our success at negotiating early termination agreements with lessors. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, we may need to establish additional restructuring accruals or reverse accrual amounts accordingly. As of December 31, 2003 the amounts included in our restructuring accrual were related to obligations on office space that was leased in 2000, but never occupied primarily due to the reduction in work force in May 2001. Since that time, we have subleased the space for the remainder of the lease period, which expires in 2007.

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

     In May 2001, the Company announced a reduction in work force representing approximately 16%, or 40 employees, of the Company’s total work force. On August 8, 2001, the Company announced an additional reduction in work force of approximately 18%, or 36 employees.

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

     The analysis resulted in an impairment charge during the three months ended June 30, 2002 of $3,300,000, which consisted of a write-down of $850,000 and $2,450,000 to property, plant & equipment and its definite-lived intangible assets, respectively. The Company will continue to monitor its performance against the projections used in this analysis, which could result in future impairments. No charge was necessary in 2003.

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

     On December 9, 2003, the Company announced that Great-West Healthcare, a division of Great-West Life & Annuity Insurance Company, elected not to renew its disease management programs with the Company. The contract with Great-West Healthcare to provide these programs expires in May 2004.

     On March 1, 2004, the Company and SHPS Holdings, Inc. (SHPS) announced that they have signed a definitive agreement to merge a wholly owned subsidiary of SHPS with the Company. The Company’s shareholders will receive $3.09 per share in cash, and the Company will become a wholly owned subsidiary of SHPS Holdings, Inc. and its affiliates. The transaction is valued at approximately $56 million. The merger is conditioned upon the approval by the Company’s shareholders and regulatory approval, as well as other customary conditions. Directors and executive officers of the Company, and its affiliates, who own approximately 40.7% of the Company’s shares outstanding have agreed to vote these shares in favor of the merger. It is anticipated that the transaction will close in the second quarter of 2004.

Results of Operations

     The following table presents the statement of operations data as a percentage of total revenues:

	Percentage of Revenues
	Year Ended December 31,
	2001	2002	2003
Revenues:
Program Revenue and Maintenance Fees	77.5%	76.6%	70.8%
System Sales and Consulting Fees	22.5	23.4	29.2

Total revenues	100.0	100.0	100.0

Cost of revenues
Program Revenue and Maintenance Fees	40.8	34.9	24.1
System Sales and Consulting Fees	18.9	11.7	8.2

Total cost of revenues	59.7	46.6	32.3

Gross profit	40.3	53.4	67.7

Operating expenses
Sales and marketing	35.5	20.0	15.0
Research and development	39.9	22.9	17.4
General and administrative	49.3	25.7	19.8
Amortization of intangible assets	12.7	3.9	1.9
Restructuring and acquisition related charge	8.1	0.5	—
Asset impairment charge	4.4	14.1	—

Total operating expenses	149.9	87.0	54.1

Income (Loss) from operations	(109.6)	(33.6)	13.6
Interest and other income, net	4.2	0.6	0.3
Interest expense	(0.2)	(0.1)	(0.1)

Net income (loss) before income taxes	(105.6)	(33.1)	13.8
Provision for income taxes	—	—	(0.5)

Net income (loss)	(105.6)	(33.1)	13.3

   Comparison of Years Ended December 31, 2001, 2002 and 2003

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

     Revenues. Program revenues and maintenance fees represent repeat and recurring revenue streams, such as per member per month licensing and servicing revenues, per participant per year fees and support charges for maintaining software. System sales and consulting fees represent one-off or non-recurring and non-repeat revenue, such as sales of perpetual licenses, implementation and ad-hoc consulting or training services. During the year ended December 31, 2003, Great West, United Healthcare, Blue Cross and Blue Shield of South Carolina, Independence Blue Cross and Blue Shield accounted for 21%, 15%, 15%, and 11% of revenue. Two customers accounted for 21% and 15% of revenue for the year ended December 31, 2002. During the year ended December 31, 2001, two customers accounted for 28% and 11% of revenue for the year ended December 31, 2001.

     Program revenues and maintenance fees increased by $5,542,000 or 45% to $17,915,000 in 2002 and increased by $1,507,000 or 8% to $19,422,000 in 2003. The increase in program revenues and maintenance fees from 2001 to 2002 was a result of 22% increased enrollment in our Managing for Tomorrow program, approximately $1,100,000 of incremental maintenance revenue for our medical management software, as well as approximately $1,100,000 of revenue recognized from the Lifeguard contract, which was terminated in 2002. The increase in program revenues and maintenance fees from 2002 to 2003 was a result of 6% increased enrollment in our Managing for Tomorrow program and a change in the mix of enrollments resulting to more favorable pricing in our care management program. Additionally, approximately $1,300,000 of revenue was recognized in 2003 related to meeting the requirements of a performance guarantee under an ongoing care management contract. This increase was partially offset by a decrease in maintenance revenue for our medical management software of $400,000 in 2003. In December 2003, the Company announced that Great West has elected not to renew its disease management programs. The contract with Great West expires in May 2004.

     System sales and consulting fees increased by $1,892,000 or 53% to $5,482,000 in 2002 and increased by $2,541,000 or 46% to $8,023,000 in 2003. The increase in revenues between 2001 and 2002 resulted primarily from additional sales of our maxMC product to several major health plans during 2002. The increase in revenues between 2002 and 2003 resulted primarily from several new implementations of our medical management software at major health payer organizations and additional revenue of approximately $227,000 related to the revision of the estimated time to complete a fixed-price medical management software contract. Included in revenue for the year ended December 31, 2003 and the three-month period ended December 31, 2003 is approximately $600,000 of revenue recognized in connection with the settlement of a medical management software contract which will result in no expected software implementation revenue from this client in the next fiscal year.

     Cost of Revenues. Cost of program revenue and maintenance fees consists principally of personnel related costs, product costs, amortization of unearned stock-based compensation, related department overhead, costs of third party software products, and depreciation of equipment. Cost of program revenue and maintenance fees increased by $1,636,000 or 25% from $6,521,000, representing 53% of program service and maintenance revenues, in 2001 to $8,157,000, representing 46% of program service and maintenance revenues, in 2002 and decreased by $1,551,000 or 19% to $6,606,000 representing 34% of program service and maintenance revenues, in 2003. The cost increase from 2001 to 2002 resulted from increased enrollments in our Managing for Tomorrow program. The cost decrease from 2002 to 2003 resulted primarily from cost reductions associated with the closing of our Montclair, New Jersey office in September of 2002 and cost reductions related to the termination of our contract with Lifeguard in October of 2002. The increase in gross margin on program revenue and maintenance fees from 47% in 2001 to 54% in 2002 is primarily due to approximately $1,100,000 of incremental software maintenance revenue with minimal associated cost, as well as general cost control during 2002. The increase in gross margin on program revenue and maintenance fees from 54% in 2002 to 66% in 2003 is due to a move towards higher gross margin care management contracts as well as the cost reductions previously mentioned.

     Cost of system sales and consulting fees consists principally of costs incurred in the implementation of our software products, and other consulting and training personnel costs. The cost of system sales and consulting fees includes personnel costs, amortization of unearned stock-based compensation, travel expenditures, related department overhead, amortization of capitalized software development costs, costs of third party software products, and depreciation on equipment. Cost of system sales and consulting fees decreased by $274,000 or 9% from $3,013,000, representing 84% of system sales and consulting fees, in 2001 to $2,739,000, representing 50% of system sales and consulting fees, in 2002 and decreased by $474,000 or 17% to $2,265,000 representing 28% of system sales and consulting fees, in 2003. The decrease from 2001 to 2002 in the cost of system sales and consulting fees was primarily due to reduced personnel related expenses due to the 2001 reductions in force discussed in the Recent Developments section. The decrease from 2002 to 2003 in the cost of system sales and consulting fees was primarily due to decreased personnel costs, travel costs, and royalties, offset by additional purchases of third-party software for resale to the Company’s customers. The increase in the gross margin on system sales and consulting fees from 16% during 2001 to 50% in 2002 resulted primarily from the headcount reductions in 2001 as well as increased sales of our medical management software products during 2002. The increase in gross margin to 72% in 2003 resulted primarily from increased system sales and consulting fees and decreased costs.

     Sales and Marketing. Sales and marketing expenses consist principally of compensation for our sales and marketing personnel, amortization of unearned stock-based compensation, advertising, trade show and other promotional costs, and departmental overhead. Sales and marketing expenses decreased by $988,000 or 17% from $5,665,000, representing 36% of total revenues, in 2001 to $4,677,000, representing 20% of total revenues, in 2002 and decreased by $574,000 or 12% to $4,103,000, representing 15% of total revenues, in 2003. The decrease from 2001 to 2002 was due to the 2001 personnel reductions as well as general cost-cutting measures in this area throughout 2002, including reduced personnel costs and reduced advertising expenditures. The decrease from 2002 to 2003 was due to decreased personnel associated costs in 2003.

     Research and Development. Research and development expenses consist of personnel costs, amortization of unearned stock-based compensation, related departmental overhead and depreciation on equipment. Research and development expenses decreased by $1,010,000 or 16% from $6,361,000, representing 40% of total revenues, in 2001 to $5,351,000, representing 23% of total revenues, in 2002 and decreased by $571,000 or 11% to $4,780,000, representing 17% of total revenues, in 2003. The decrease from 2001 to 2002 was related to the reductions in force discussed in the Recent Developments section. The decrease from 2002 to 2003 was related to costs associated with the closing of our Montclair, New Jersey office in September of 2002 and decrease in outside contractors related to general information technology consulting.

     General and Administrative. General and administrative expenses consist of compensation for personnel, fees for outside professional services, amortization of unearned stock-based compensation, allocated occupancy, departmental overhead, and bad debts. General and administrative expenses decreased by $1,847,000 or 24% from $7,862,000, representing 49% of total revenues, in 2001 to $6,015,000, representing 26% of total revenues, in 2002 and decreased by $586,000 or 10% to $5,429,000 representing 20% of total revenues, in 2003. The decrease from 2001 to 2002 was due to decreased stock compensation, the 2001 personnel reductions as well as general cost-cutting measures in this area throughout 2002. The decrease from 2002 to 2003 was due to the closing of the Montclair, New Jersey office and general cost cutting measures throughout 2003.

     Amortization of intangible assets. Intangible assets that have finite useful lives are amortized over their useful lives. Our intangible assets consist primarily of existing technology and customer base. Our acquired workforce intangible asset was reclassified to goodwill upon the adoption of SFAS No. 142 on January 1, 2002. Amortization of intangible assets decreased by $1,131,000 from $2,033,000 in 2001 to $902,000 in 2002. This decrease is primarily due to decreased goodwill amortization of approximately $670,000 pursuant to the adoption of FAS No. 142, the asset impairment charge of $2,450,000 recorded in the second quarter of 2002, as well as the reclassification of acquired workforce to goodwill. Amortization of intangible assets decreased by $367,000 from $902,000 in 2002 to $535,000 in 2003. This decrease is primarily due to the intangible asset impairment charge of $2,450,000 recorded in the second quarter of 2002.

     Restructuring charges. In May 2001, the Company announced a reduction in work force representing approximately 16%, or 40 employees of the Company’s total work force. Also in May 2001, the Company announced its plan to cease operations of its Portland, Oregon-based Interactive Media Group (IMG). On August 8, 2001, the Company announced an additional reduction in work force of approximately 18%, or 36 employees largely in the Company’s medical management software operations. Restructuring charges of $1,301,000 and $106,000 were recorded in 2001 and 2002, respectively. The costs included in the 2001 restructuring charges relate to severance costs and the closing of the IMG operations and additional lease obligations related to unoccupied office space that the Company had committed to. The charge in 2002 was related to additional estimated real estate lease obligations on office space that was vacated as a result of the reductions in force announced by the Company in May 2001.

     Asset Impairment Charge. On May 9, 2001, the Company announced an impairment charge in the first quarter 2001 on intangible assets acquired in connection with the acquisition of the Portland, Oregon-based Interactive Media Group (IMG). The charge was $704,000. In May 2001, management determined that the operations of IMG should be ceased due to the slowdown in the Web design and consulting industry. On May 8, 2001, the Board of Directors approved a plan to immediately cease IMG’s operations. The employees of IMG are included in the reduction in workforce described in the Recent Developments section.

     During the second quarter of 2002, primarily due to a decline in demand for services in the Company’s Care Management reporting unit, previously referred to as the Care Analytics/Care Management reporting unit, management determined that it was necessary to test for an impairment of long-lived assets. This test was performed in accordance with the provisions of SFAS No. 144, which was adopted by the Company on January 1, 2002. As a result of this test and the subsequent analysis of the fair value of its Care Management reporting unit, Landacorp recorded an impairment to its long-lived assets in the amount of $3,300,000 during the second quarter of 2002. As discussed in the Factors that May Affect our Future Results section, the analysis performed to determine the amount of impairment was based on management’s estimate of future results. However, such estimates may need to be revised in future periods, which could result in additional impairment charges.

     Stock-Based Compensation. In connection with certain stock option grants and common stock issuances during the two years ended December 31, 1999 and 2000, the Company recognized unearned compensation totaling $1,610,000 and $1,521,000, respectively. In 2001 and 2002, the company reduced existing unearned compensation by $718,000 and $144,000, respectively, related to terminations of employees. The 2000 amount of $1,521,000 is net of a credit of $112,000 relating to employees who were terminated during the year. These costs are being amortized over the vesting periods or as the Company’s repurchase rights lapse. Amortization expense recognized during the years ended December 31, 2001, 2002 and 2003, totaled $1,467,000, $280,000 and $139,000 respectively, and has been allocated to cost of revenues and operating expenses. The Company recorded stock compensation expense of approximately $87,000, $160,000, and $103,000 in 2001 and 2002, and 2003, respectively, for the modification of fixed stock option grants.

     Interest and Other Income and Interest Expense. Interest and other income consist primarily of earnings on our cash and cash equivalents. Interest and other income amounted to $677,000, $150,000 and $106,000 for the years ended December 31, 2001, 2002, and 2003, respectively. Interest income decreased during 2001 and 2002 as a portion of the proceeds from our initial public offering was utilized to finance our operations. Interest expense increased by $8,000 or 31% to $34,000 in 2002, and increased by $1,000 or

3% to $35,000 in 2003 due to notes payable obligations as a result of purchasing certain software for our disease management operations.

     Income Taxes. No provision or benefit for federal or state income taxes has been recorded for the years ended December 31, 2001 and 2002 as the Company has incurred net operating losses and has no carryback potential. Based on a number of factors, including the lack of a history of profits and net operating loss carryforward limitations due to changes in ownership, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a valuation allowance has been provided. Based on various Federal tax regulations that do not allow the full application of net operating loss carry-forwards against net income for the purposes of calculating the alternative minimum tax, the Company has recorded an income tax provision of $136,000 during the year ended December 31, 2003 to provide for alternative minimum tax and state taxes.

     As of December 31, 2003, the Company had net operating loss carryforwards of approximately $23,000,000 available to reduce future taxable income. These losses expire at various times beginning in 2004. As a result of substantial changes in the Company’s stock ownership, an ownership change within the meaning of Internal Revenue Code Section 382 occurred in February 1998 which resulted in a limitation on the amount of net operating loss carryforwards that can be used in future years. The right to use all net operating loss carryforwards available prior to stock ownership change in February 1998 has been earned prior to the tax year ended December 31, 2003.

  Liquidity and Capital Resources

     Since inception, we have financed our operations through net cash generated from operating activities and sales of common and preferred stock. As of December 31, 2003, we had $14.9 million in cash and cash equivalents, which includes approximately $0.5 million used to secure certain letters of credit and notes payable. We also had $7.3 million in working capital with outstanding capital lease obligations and notes payable totaling approximately $0.5 million.

     Net cash used in operating activities was $1.5 million in 2002 compared to net cash provided by operating activities of $5.5 million in 2003. Net cash used to fund operating activities in 2002 reflects net loss before non-cash charges for depreciation and amortization, amortization of unearned stock-based compensation, asset impairment charge and other stock-based compensation; an increase in accounts payable, an increase in deferred revenue, offset by an increase in accounts receivable, an increase in other assets and a decrease in accrued expenses. The increase in accounts receivable during 2002 is directly related to increased revenue and billings during 2002. The increase in other assets during 2002 is related to property and equipment that was purchased in 2002, but not placed in service until 2003. The increase in deferred revenue of $953,000 was due to a 22% increase in enrollments in our Managing for Tomorrow program, including several significant billings towards the end of 2002, which contributed to the increase in accounts receivable mentioned above. Net cash provided by operating activities in 2003 reflects net income before non-cash charges for depreciation and amortization, stock-based compensation, and non-cash interest; an increase in accounts payable, an increase in deferred revenue, an decrease in other current assets, offset by an increase in accounts receivable, and a decrease in accrued expenses. The increase in accounts receivable during 2003 is directly related to increased revenue and billings during 2003. The increase in deferred revenue of $62,000 was due to an increase in enrollments in our Managing for Tomorrow program, including several significant billings towards the end of 2003, which contributed to the increase in accounts receivable mentioned above.

     Net cash used in investing activities was $0.8 million in 2002 and $0.9 million in 2003. Investing activities in 2002 and 2003 consisted primarily of cash paid for property and equipment.

     Net cash used in financing activities was $20,000 in 2002 and net cash provided by financing activities was $0.3 million in 2003. Net cash used in financing activities in 2002 resulted from payments on capital lease obligations, offset by the sale of common stock and repayments of notes receivable from officers. Net cash provided by financing activities in 2003 resulted from proceeds issued in connection with long-term debt and the sale of common stock offset by payments on capital lease obligations and long-term debt.

     We may utilize existing cash to fund strategic transactions or investments in other businesses, technologies or product lines. We believe that cash generated by revenues, available cash and cash equivalents will be sufficient to meet our working capital, operating expense and capital expenditure requirements for at least the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise such additional funds through public or private debt or equity financings, although there can be no assurance that such funding will be available on terms acceptable to us. During the next twelve months, we anticipate that the primary source of cash receipts will be revenue from customers and that the primary uses of cash will be for operating expenses, capital expenditures, payments on long term debt and capital lease obligations, as well as other working capital related payments.

   Contractual Obligations

     The following is a summary of short-term and long-term contractual obligations:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	322	92	184	46	0
Capital Lease Obligations	155	118	37	0	0
Operating Lease Obligations	2,108	755	1,228	125	0

Total	2,585	965	1,449	171	0

   Related Party Transactions

     The Company is currently holding full recourse notes receivable from directors and officers totaling approximately $170,000, which includes a note receivable from a Director, Eugene Santa Cattarina, in the amount of $96,666. The notes receivable proceeds of the notes were used to purchase shares of the Company’s Common Stock. The notes accrue interest at 6% per annum, are collateralized by all shares of the Company’s Common Stock purchased by these individuals and are due and payable in 2006, or immediately in the event of termination of employment.

  Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted this statement effective January 1, 2003 and it did not have any effect on our financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. The Company adopted this statement effective January 1, 2003 and did not have any effect on our financial position, results of operations or cash flows.

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

     In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions of this interpretation and it did not have any effect on our financial position, results of operations or cash flows. From time to time, the Company indemnifies certain customers from any claims arising from patent or copyright infringements related to the implementation of its Medical Management software. To date, there have been no such infringements or claims thereof. The Company is also a party to employment agreements with certain executive officers that contain change of control provisions. These agreements are disclosed in our definitive proxy statement for our 2003 Annual Meeting of Stockholders.

     On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement establishes accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. This statement amends SFAS No. 133 for the following: 1) implementation issues previous cleared by FASB and the Derivatives Implementation Group process, 2) clarification of the definition of a derivative and, 3) clarification of the definition of expected cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS No. 149 on June 30, 2003. The Company had no derivative instruments including derivatives embedded in other contracts or hedging activities during the year ended December 31, 2003. We will apply SFAS No. 149 in future periods if the Company enters into derivative instruments including derivatives embedded in other contracts or hedging activities.

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This Statement represents a significant change in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. This Statement is effective for all financial instruments created or modified after May 31, 2003, and for other instruments as of September 1, 2003. The Company has no financial instruments that have characteristics of both liabilities and equity as of December 31, 2003.

     In December 2003, the FASB issued FASB Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies to public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. We will apply the consolidation requirement of FIN 46R in future periods if we should own any interest in any variable interest entity.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We Have a Long History of Losses and May Not Sustain or Increase Profitability

     We have been in business since 1982 and we have incurred significant losses since that time. We may continue to incur losses on an annual or quarterly basis in the future. As of December 31, 2003, our accumulated deficit was $41.1 million. Even though we have achieved profitability during the past five quarters, due to competition and the evolving nature of the disease management, medical management, healthcare information technology and Internet markets, we could fail to sustain or increase profitability on a quarterly or annual basis.

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

     Achieving our growth objectives depends on our population health management solutions achieving widespread market acceptance among healthcare payer organizations. This is difficult to determine at this time. We commercially released our maxMC medical management software in 1997 and acquired the predictive modeling applications and services, and chronic condition management programs in the fourth quarter of 2000. Our solutions currently have limited market acceptance with only 20 payer customers currently using them. Our maxMC medical management software product has achieved a modest degree of market acceptance as we have implemented or are in the process of implementing it at 11 client sites. Realizing market acceptance for our care management solutions will require ongoing enhancement of their features and functionalities, and improved sales and marketing efforts. If we do not gain significant market share for all of our population health management solutions before our competitors introduce alternative products with features similar to ours, our operating results will suffer. Operating results will also suffer if our pricing strategies are not economically viable or acceptable to our customers.

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

     We depend on a limited number of products and we operate exclusively in the disease management and medical management solutions markets. Prior to our acquisitions of predictive modeling and chronic condition management products, we derived substantially all of our revenue from the sale and associated support of Maxsys II (and its predecessor Maxsys I) and maxMC, a medical management software solution marketed to hospitals, healthcare delivery organizations and health insurance companies. We anticipate that we will continue to generate revenue from the continued sales and support of medical management software solutions. With the acquisitions of Care Management solutions, we have increased our product offering, but it is still limited. Dependence on this limited product line makes us particularly susceptible to the successful introduction of, or changes in market preferences for, competing products. In addition, operating exclusively in the market for population management solutions make us particularly susceptible to downturns in that market that may be unrelated to the quality or competitiveness of our solutions.

We Currently Depend on a Limited Number of Key Customers and the Loss of Any of Them, or Any Future Customer on Whom We May Depend For a Significant Portion of Our Sales, Could Significantly Reduce Our Revenues and Negatively Impact Our Results of Operations, Our Stock Price and Our Future Viability.

     We currently serve a limited number of customers, four of whom accounted for 21%, 15%, 15%, and 11%, respectively, of our revenues for the year ended December 31, 2003. Moreover, because we focus our sales efforts on a small group of potential customers in the healthcare industry we anticipate our operating results will continue to depend on sales to a small number of key customers for the foreseeable future. The loss of, or a reduction in sales to, any of our current customers or our failure to sell our products and services to additional customers would significantly reduce our future revenues and negatively impact our results of operations, our stock price and our future viability. In December 2003, the Company announced that Great West has elected not to renew its disease management programs. The contract with Great West, which accounted for 21% of our revenue in 2003, expires in May 2004.

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

     Our Managing for Tomorrow programs rely on the engagement in the program of members targeted by a health plan or other payer organization. In order to fulfill our customer obligations, we rely on an automated system that uses sophisticated technologies and data management processes to contact, profile, stratify and intervene with these members with customized self-management materials. Additionally, this system automates workflow, and monitors and reports on results of the program. Our telecommunications hardware and a significant portion of our data systems reside at an offsite data center owned by a co-location and managed hosting service. The co-location and managed hosting industry is experiencing a severe economic downturn, which could affect our co-location and managed hosting service provider. If our service provider were to curtail or close its business our access to our telecommunications hardware, systems and data could be interrupted until we can make co-location arrangements with a new service provider. Any such interruption or other malfunctions, system downtime or software errors could impede our ability to realize anticipated revenue, lead to an increase in our costs, adversely affect our relationship with our customers, and potentially expose us to liability.

We Enter into Chronic Condition Management Contracts that Provide Guaranteed Levels of Performance to Our Customers, and We May be Required to Refund to Customers a Significant Portion of the Subscription Fees Paid to Us if We Fail to Achieve the Guaranteed Performance Criteria.

     From time to time, the Company may enter into chronic condition management contracts pursuant to which we guarantee certain minimum levels of cost savings or other performance measures to the customer. Under such contracts, we often agree to reimburse all or a portion of the enrollment fees paid to us by the customer if we fail to achieve such minimum cost savings. Due to the large number of variables, many of which are not within our control, that could impact the realization of such minimum cost savings, there can be no assurance that we will achieve such savings. If we do not achieve the necessary cost savings we may be obligated to reimburse significant portions of the enrollment fees paid to us by customers, we will not be able to recognize the revenue associated with such fees and our business and reputation may be harmed. As of December 31, 2003, we had three contracts that contain some level of performance guarantee. As of December 31, 2003 we had deferred revenue of approximately $1,329,000 related to performance guarantees.

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

     In July of 2003, a laptop computer containing the names, social security numbers and certain health information of approximately 30,000 members of two of our health plan customers was stolen during a burglary at our headquarters. Although the information is password protected, it is possible that an experienced computer user could access the information and use it, or give it to others who might use it, for identity theft or other unlawful activities. If the information were misused in this manner we could be liable for damages incurred by the effected members, and our existing and future customers could determine that our solutions are not secure and cease to use them. In either event, our results of operation and financial condition could be materially and adversely impacted.

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

We have entered into an agreement to merge the Company into a subsidiary of SHPS, Inc. If the merger is not consummated our business may be harmed.

     On March 1, 2004, the Company and SHPS Holdings, Inc. (SHPS) announced that they have signed a definitive agreement to merge a wholly owned subsidiary of SHPS with the Company. The Company’s shareholders will receive $3.09 per share in cash, and the Company will become a wholly owned subsidiary of SHPS Holdings, Inc. and its affiliates. The transaction is valued at approximately $56 million. The merger is conditioned upon the approval by the Company’s shareholders and regulatory approval, as well as other customary conditions. Directors and executive officers of the Company, and its affiliates, who own approximately 40.7% of the Company’s shares outstanding have agreed to vote these shares in favor of the merger.

     In the event the merger is not consummated, you will continue to own shares of our common stock, and our business may be harmed. Specifically, we believe that the fact that we are seeking to sell our business may interfere with our ability to sign new customer contracts. In addition, under certain circumstances we could be required to pay SHPS a termination fee of up to $2 million and/or reimburse SHPS’ expenses incurred in connection with the proposed merger.

Our Principal Stockholders Have Significant Voting Power, Which May Limit Our Stockholders’ Ability to Influence the Outcome of Director Elections and Other Stockholder Matters.

     Our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 41% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Landacorp, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Landacorp, Inc. and its subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 11, 2004, except as to Note 16 for which the date is March 26, 2004

LANDACORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$10,008	$14,878
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	3,797	3,905
Prepaid expenses and other current assets	761	547

Total current assets	14,566	19,330
Property and equipment, net	1,365	1,473
Goodwill	7,749	7,749
Intangible assets, net	1,516	981
Other long-term assets	123	98

Total assets	$25,319	$29,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$730	$1,129
Accrued expenses and other current liabilities	3,525	3,411
Restructuring accrual	208	118
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	7,122	7,184
Current portion of capital lease obligations	78	99
Current portion of notes payable	—	92

Total current liabilities	11,663	12,033
Capital lease obligations, net of current portion	181	50
Notes payable, net of current portion	—	230

Total liabilities	11,844	12,313

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common Stock, $0.001 par value, 50,000 shares authorized; 15,761 and 16,162 shares issued and outstanding	16	16
Additional paid-in capital	58,412	58,564
Notes receivable from officers	(163)	(170)
Unearned stock-based compensation	(36)	—
Accumulated deficit	(44,754)	(41,092)

Total stockholders’ equity	13,475	17,318

Total liabilities and stockholders’ equity	$25,319	$29,631

The accompanying notes are an integral part of these consolidated financial statements.

LANDACORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003
Revenues:
Program revenue and maintenance fees	$12,373	$17,915	$19,422
System sales and consulting fees	3,590	5,482	8,023

Total revenues	15,963	23,397	27,445

Cost of revenues:
Program revenue and maintenance fees	6,521	8,157	6,606
System sales and consulting fees	3,013	2,739	2,265

Total cost of revenues	9,534	10,896	8,871

Gross profit	6,429	12,501	18,574

Operating expenses:
Sales and marketing	5,665	4,677	4,103
Research and development	6,361	5,351	4,780
General and administrative	7,862	6,015	5,429
Amortization of intangible assets	2,033	902	535
Restructuring and acquisition related charge	1,301	106	—
Asset impairment charge	704	3,300	—

Total operating expenses	23,926	20,351	14,847

Income (loss) from operations	(17,497)	(7,850)	3,727
Interest and other income, net	677	150	106
Interest expense	(26)	(34)	(35)

Net income (loss) before income taxes	(16,846)	(7,734)	3,798
Provision for income taxes	—	—	136

Net income (loss)	$(16,846)	$(7,734)	$3,662

Net income (loss) per share:
Basic	$(1.12)	$(0.50)	$0.23

Diluted	$(1.12)	$(0.50)	$0.21

Weighted average shares outstanding-basic	14,986	15,447	15,694

Weighted average shares outstanding-diluted	14,986	15,447	17,051

The accompanying notes are an integral part of these consolidated financial statements.

LANDACORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Common Stock to	Notes Receivable	Unearned Stock-Based	Accumulated	Total Stockholders’
	Shares	Amt.	Capital	Be Issued	From Officers	Compensation	Deficit	Equity (Deficit)
Balances at December 31, 2000	14,917	$15	$57,815	$516	$(187)	$(2,324)	$(20,174)	$35,661
Payment on notes receivable from officers	—	—	(4)	—	18	—	—	14
Issuance of Common Stock in connection with acquisitions	250	—	516	(516)	—	—	—	—
Issuance of Common Stock under stock purchase plan	33	—	20	—	—	—	—	20
Exercise of stock options	515	1	185	—	—	—	—	186
Unearned stock-based compensation net of terminations	(40)	—	(479)	—	—	718	—	239
Stock-based compensation	—	—	268	—	—	—	—	268
Amortization of unearned stock-based compensation.	—	—	—	—	—	1,146	—	1,146
Net income (loss)	—	—	—	—	—	—	(16,846)	(16,846)

Balances at December 31, 2001	15,675	16	58,321	—	(169)	(460)	(37,020)	20,688

Payment on notes receivable from officers	—	—	—	—	6	—	—	6
Issuance of Common Stock under stock purchase plan	40	—	14	—	—	—	—	14
Exercise of stock options	46	—	61	—	—	—	—	61
Unearned stock-based compensation net of terminations	—	—	(144)	—	—	424	—	280
Stock-based compensation	—	—	160	—	—	—	—	160
Net income (loss)	—	—	—	—	—	—	(7,734)	(7,734)

Balances at December 31, 2002	15,761	$16	$58,412	$—	$(163)	$(36)	$(44,754)	$13,475

Payment on notes receivable from officers	—	—	—	—	(7)	—	—	(7)
Issuance of Common Stock under stock purchase plan	(7)	—	(2)	—	—	—	—	(2)
Exercise of stock options	408	—	51	—	—	—	—	51
Unearned stock-based compensation net of terminations	—	—	—	—	—	36	—	36
Stock-based compensation	—	—	103	—	—	—	—	103
Net income (loss)	—	—	—	—	—	—	3,662	3,662

Balances at December 31, 2003	16,162	$16	$58,564	$—	$(170)	$—	$(41,092)	$17,318

The accompanying notes are an integral part of these consolidated financial statements.

LANDACORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2002	2003
Cash Flows From Operating Activities:
Net income (loss)	$(16,846)	$(7,734)	$3,662
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,460	1,982	1,309
Non-cash interest	—	—	(7)
Provision for doubtful accounts	389	—	—
Stock-based compensation	1,653	440	139
Asset impairment charge	704	3,300	—
Loss on sale of property and equipment	196	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable and costs and estimated earnings in Excess of billing on uncompleted contracts, net	1,439	(309)	(108)
Prepaid expenses and other assets	50	(128)	215
Accounts payable	(1,010)	327	399
Accrued expenses	(440)	(327)	(205)
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	2,001	953	62

Net cash provided by (used in) operating activities	(8,404)	(1,496)	5,466

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,111)	(750)	(857)
Proceeds from sale of property and equipment	4	—	—
Capitalized software development costs	(111)	—	—

Net cash used in investing activities	(1,218)	(750)	(857)

Cash Flows From Financing Activities:
Proceeds from long-term debt	—	—	368
Payments on long-term debt and capital leases	(76)	(101)	(156)
Proceeds from Common Stock issuances	206	75	49
Collection on note receivable from officers	14	6	—

Net cash provided by (used in) financing activities	144	(20)	261

Increase (decrease) in cash and cash equivalents	(9,478)	(2,266)	4,870
Cash and cash equivalents, beginning of period	21,752	12,274	10,008

Cash and cash equivalents, end of period	$12,274	$10,008	$14,878

Supplemental Cash Flow Information:
Cash paid for interest	$21	$49	$35

Cash paid for income taxes	$—	$—	$68

Supplemental Non-Cash Financing Activities:
Assets acquired under capital leases	$—	$162	$—

The accompanying notes are an integral part of these consolidated financial statements.

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

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of accounts receivable and the allowance for doubtful accounts, useful lives of intangible assets, carrying value of goodwill and other intangible assets, the estimate of percentage of completion revenue related to medical management software contracts, and restructuring charges. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds. Included in Cash and Cash equivalents is approximately $492,000 used to secure certain Letters of Credit and notes payable.

  Reclassifications

     Prior year financial results have been reclassified to conform to current year presentations.

  Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset, generally three to seven years, or the lease term, if shorter. Depreciable lives are as follows:

Furniture and fixtures Computer equipment Leasehold improvements	7 years 3-5 years Shorter of lease term or useful life of asset

     Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal, if any.

  Goodwill and other intangible assets

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. As such, goodwill is no longer amortized. Other intangible assets are amortized on a straight-line basis over the useful life of the asset, which is the period the asset is expected to contribute directly or indirectly to future cash flows. Other intangibles include customer relationships and acquired technology. The lives established for our intangible assets are based on many factors, and are subject to change because of the nature of our operations. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. We calculate amortization of our other intangible assets using the straight-line method over the estimate lives of the intangible assets as follows:

Existing technology	5 years
Customer base	5 years

  Impairment of long-lived assets

     In accordance with SFAS No.142, “Goodwill and Other Intangible Assets,” goodwill is reviewed for impairment on an annual basis on January 1. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that more likely than not reduce the fair value of the goodwill below its carrying value. Goodwill is impaired when its carrying value exceeds its fair value. Based upon our review in fiscal 2003, we have not deemed our goodwill to be impaired. The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and accordingly, other long-lived assets, which include other intangible assets, will be reviewed for impairment when factors indicate that a potential impairment may have occurred. Impairment occurs when the carrying amount of an asset exceeds its undiscounted cash flow recoverability. Impairment is then measured by comparing the carrying amount of the asset to its fair value, and we recognize an impairment loss equal to the excess above the fair value. After an impairment loss is recognized, the adjusted carrying amount of the asset becomes the new accounting basis.

  Revenue Recognition

     The Company derives revenue primarily from (i) the licensing and implementation of medical management software systems, (ii) the delivery of post-contract customer support, training and consulting services, and (iii) the delivery of care management solutions. In accordance with Staff Accounting Bulletin (“SAB”) 104, the Company recognizes revenue when all of the following criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or the services are rendered, 3) the price is fixed or determinable and, 4) collectibility is reasonably assured.

     The Company accounts for software systems contracts in accordance with the provision of Statement of Position (SOP) 97-2, Software Revenue Recognition. As the Company provides significant production, modification and/or customization of the software installed, system sales revenues, including training and consulting services essential to the software system, and the associated costs are recognized using the percentage-of-completion method, using labor hours incurred relative to total estimated contract hours as the measure of progress towards completion. Costs and estimated earnings in excess of billings represent revenues that the Company has earned in accordance with its accounting policies but that are not yet billable under the terms of the contracts as of the date of the balance sheet. These balances are generally billable within twelve months. When the current estimates of total contract revenue and contract cost indicate a loss, the Company records a provision for the estimated loss on the contract. Sales of software products of other vendors are recognized upon installation.

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

     From time to time, the Company may enter into care management contracts that guarantee certain cost savings or other performance measures to the customer. Certain amounts are refundable to the customer if such savings or performance criteria are not achieved. Under such contracts, the Company typically defers revenue equal to the maximum potential amount of fees that are refundable until such time as the performance criteria are met and collectibility is reasonably assured. Such revenue will not be recognized until the performance criteria have been met. As of December 31, 2003 the Company had outstanding performance guarantees on three contracts, for a maximum total of approximately $1,329,000, which is included in deferred revenue.

     Included in revenue for the years ended December 31, 2002 and 2003 is $300,000 and $1,300,000, respectively, related to achieving certain performance criteria from an ongoing care management contract. Included in revenue for the year ended December 31, 2003 is $0.6 million in connection with the settlement of a medical management software contract. Additionally, included in revenue for the year ended December 31, 2002 is $600,000 related to the Company’s termination of its agreement with Lifeguard, which was announced in October of 2002 and $800,000 related to achieving the requirements of performance guarantees under contracts which were terminated in the fourth quarter of 2002.

     The license agreements for our software products include limited express warranties. The warranty provides that the product, when properly installed and operated on the prerequisite equipment in conjunction with properly maintained prerequisite software and data sets and unmodified except for certain support services and so long as the customer has properly implemented all available minor versions, will perform substantially in accordance with our related documentation for the period of the software support term. The warranty also provides that the software does not contain any virus that would erase data or programming or otherwise cause the software to become inoperable or incapable of being used in accordance with its documentation. With respect to the aforementioned warranties, the customer’s sole remedy is to require the Company to exercise its best efforts to repair or replace the nonconforming portion of the software. In addition, the warranty provides that the operation of the software is consistent with all then-effective requirements of all federal law and regulation pertaining to individually identifiable health information. In the event that requirements under such federal laws or regulations affecting the operation of the software change, the Company agrees to make its best efforts to make the next available software version consistent with the changes. In the event that the Company fails to make the software consistent with such changes, the customer has the option to terminate the software license agreement at any time during the ninety days following the release of the latest software version. Historically, the Company has not received any warranty claims related to its products, and the Company has no reason to believe that it will receive any material claims in the future.

  Shipping and Handling Costs

     The Company’s shipping and handling costs are included in cost of sales for all periods presented.

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

     Included in the following table are concentrations of credit risk with respect to certain customers:

Revenues:	2002	2003
Customer A	21%	21%
Customer B	15%	15%
Customer C	*	15%
Customer D	*	11%
Gross accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts:
Customer A	35%	26%
Customer B	23%	13%
Customer C	*	12%

*	These customers did not account for more than 10% of revenue or gross accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts in the given period.

  Software Development Costs

     In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” the Company capitalizes certain software development costs from the date the technological feasibility of the product is established, using the working model approach, through the date the product is available for general release to customers. During 2002 and 2003, the Company expensed all software development costs as incurred because the development costs between the time of technological feasibility until general availability were minimal. Research and development costs, which include personnel costs, outside contractor fees, amortization of unearned stock-based compensation, related departmental overhead, and depreciation on equipment, incurred prior to the establishment of technological feasibility of our software products are expensed as incurred. Capitalized costs are amortized on a product-by-product basis, based on the greater amount computed by using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) straight-line amortization over the estimated product life. Net realizable value is determined based upon the estimated future gross revenues from each product reduced by the estimated future costs of completing and disposing of that product. No write-downs of software development costs occurred during the years ended December 31, 2001, 2002, or 2003. We include amortization of computer software costs in cost of revenue in the statement of operations. Amortization of computer software costs was $20,000, $24,000, and $25,000 in fiscal 2001, 2002, and 2003, respectively. Unamortized computer software costs were $25,000 and $0 as of December 31, 2002 and 2003, respectively.

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

  Fair Value Disclosures

     The Company calculated the fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	2001	2002	2003
Risk-free interest rate	5.7%	4.2%	4.1%
Expected lives (in years)	10.0	10.0	10.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	100%	100%	100%

     Had compensation cost for the Company’s stock-based compensation plans been determined as prescribed by SFAS No. 123, the Company’s net pro forma loss would have been as follows:

	Year Ended December 31,
	2001	2002	2003
Net income (loss):
As reported	$(16,846,000)	$(7,734,000)	$3,662,000
Stock-based employee compensation
expense included in reported net income, net of related income tax effects	87,000	160,000	99,000
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(87,000)	(160,000)	(99,000)
Compensation Expense	(750,000)	(726,000)	(862,000)

Pro forma	$(17,596,000)	$(8,460,000)	$2,800,000

Basic net income (loss) per share:
As reported	$(1.12)	$(0.50)	$0.23
Compensation Expense	(0.05)	(0.05)	(0.05)

Pro forma	$(1.17)	$(0.55)	$0.18

Diluted net income (loss) per share:
As reported	$(1.12)	$(0.50)	$0.21
Compensation Expense	(0.05)	(0.05)	(0.05)

Pro forma	$(1.17)	$(0.55)	$0.16

     Stock-based Compensation expense recognized during the years ended December 31, 2001, 2002, and 2003, totaled $1,467,000, $440,000 and $139,000, respectively, and has been allocated to operating expenses as follows:

	2001	2002	2003
Cost of system sales revenue	$86,000	$48,000	$4,000
Cost of support sales revenue	9,000	1,000	—
Sales and marketing expense	190,000	32,000	9,000
Research and development expense	92,000	40,000	9,000
General and administrative expense	822,000	319,000	117,000
Restructuring and Acquisition-related charge	268,000	—	—

Total stock-based compensation	$1,467,000	$440,000	$139,000

     In connection with certain stock option grants and common stock issuances during the year ended December 31, 2000, the Company recognized unearned compensation totaling $1,521,000, net of $112,000 related to terminated employees, which is being amortized over the vesting periods or as the Company’s repurchase rights lapse, as applicable, using the multiple option approach prescribed by FASB Interpretation No. 44. In 2001 and 2002, the company reduced existing unearned compensation by $718,000 and

$144,000, respectively, related to terminations of employees. The company recorded stock compensation expense of $87,000, $160,000, and $103,000 in 2001, 2002, and 2003, respectively, for the modification of fixed stock option grants.

  Advertising Expense

     Advertising costs are expensed as incurred and totaled $417,000, $96,000 and $37,000 during the years ended December 31, 2001, 2002, and 2003, respectively.

  Reimbursable Out-of-Pocket Expenses

     Effective January 1, 2002, the Company adopted Emerging Issues Task Force, or EITF, Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of Pocket Expenses Incurred”. EITF Issue No. 01-14 requires reimbursements received for out-of-pocket expenses to be reported as revenue in the consolidated statement of operations. Prior to adoption of EITF Issue No. 01-14, the Company recorded revenue and operating expenses net of reimbursable expenses. The Company’s financial results of operations for prior periods have been reclassified to conform to the new presentation. In accordance with EITF Issue No. 01-14, reimbursable expenses of approximately $176,000, $327,000, and $365,000 for the years ended December 31, 2001, 2002, and 2003, respectively, are now reflected as revenue and cost of revenue. This change had no effect on gross profit, operating loss, or net loss for any period presented.

  Income Taxes

     Income taxes are accounted for using an asset and liability method, as prescribed by SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The Company provides a valuation allowance for deferred tax assets when we believe it is more likely than not that we will not realize all or a portion of the assets.

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

     The approximate potential common shares excluded from the determination of basic and diluted net income (loss) per share as their effect is anti-dilutive, are as follows:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Common Stock subject to repurchase	173	—	—
Common Stock options	3,682	3,844	445

	3,855	3,844	445

The following table presents the calculations of basic and diluted net income (loss) per common share or common share equivalent:

	Years Ended December 31,
	2001	2002	2003
	(in thousands, except per share data)
Basic net income (loss) per common share:
Net income (loss)	$(16,846)	$(7,734)	$3,662

Weighted average common shares outstanding	14,986	15,447	15,694

Basic net income (loss) per common share	$(1.12)	$(0.50)	$0.23

Diluted net income (loss) per common share and common share equivalent:
Net income (loss)	$(16,846)	$(7,734)	$3,662

Weighted average common shares outstanding	14,986	15,447	15,694
Common share equivalents:
Common stock options	—	—	1,357

Weighted average common shares and common equivalent shares outstanding	14,986	15,447	17,051

Diluted net income (loss) per common share or common share equivalent	$(1.12)	$(0.50)	$0.21

  Fair Value of Financial Information

     The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations, are carried at cost, which approximates fair value due to the short maturity of these instruments.

  Comprehensive Income

     Comprehensive income, as defined by SFAS No. 130, “Reporting Comprehensive Income”, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions other than its reported net income (losses), that are required to be reported in comprehensive income.

  Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted this statement effective January 1, 2003 and it did not have any effect on our financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. The Company adopted this statement effective January 1, 2003 and did not have any effect on our financial position, results of operations or cash flows.

     In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into fiscal periods beginning after

June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company has adopted the Issue, and it did not have any impact on the results of operations, financial position, or cash flows.

     In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions of this interpretation and it did not have any effect on our financial position, results of operations or cash flows. From time to time, the Company indemnifies certain customers from any claims arising from patent or copyright infringements related to the implementation of its Medical Management software. To date, there have been no such infringements or claims thereof. The Company is also a party to employment agreements with certain executive officers that contain change of control provisions. These agreements are disclosed in our definitive proxy statement for our 2003 Annual Meeting of Stockholders.

     On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This Statement establishes accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. This statement amends SFAS No. 133 for the following: 1) implementation issues previous cleared by FASB and the Derivatives Implementation Group process, 2) clarification of the definition of a derivative and, 3) clarification of the definition of expected cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS No. 149 on June 30, 2003. The Company had no derivative instruments including derivatives embedded in other contracts or hedging activities during the year ended December 31, 2003. We will apply SFAS No. 149 in future periods if the Company enters into derivative instruments including derivatives embedded in other contracts or hedging activities.

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This Statement represents a significant change in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. This Statement is effective for all financial instruments created or modified after May 31, 2003, and for other instruments as of September 1, 2003. The Company has no financial instruments that have characteristics of both liabilities and equity as of December 31, 2003.

     In December 2003, the FASB issued FASB Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies to public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. We will apply the consolidation requirement of FIN 46R in future periods if we should own any interest in any variable interest entity.

3. Restructuring and Acquisition-Related Charges

     Restructuring Charges. In May 2001, the Company announced a reduction in work force representing approximately 16% of the Company’s total work force which consisted of 40 employees from various areas of the Company. Also in May 2001, the Company announced its plan to cease operations of its Portland, Oregon-based Interactive Media Group (IMG). On August 8, 2001, the Company announced an additional reduction in work force of approximately 18%, or 36 employees. For the year ended December 31, 2001, restructuring and acquisition related charges consisted of $1,301,000 relating to severance costs, the closing of the IMG operations and additional lease obligations related to unoccupied office space that the Company had committed to, as well as a charge of $268,000 related to re-pricing of stock options granted in connection with the acquisition of PatientCentrix. In December 2002, the Company recorded a restructuring charge of $106,000 related to additional estimated real estate lease obligations on office space that was vacated as a result of the reductions in force announced by the Company in May 2001. These charges were accounted for in accordance with EITF Issue No. 94-3 and SAB 100.

     Following is a detail of the amounts included in restructuring and acquisition-related charge:

	2001	2002
Disposal of fixed assets	$173,000	$0
Facility/rental obligations	405,000	106,000
Severance and workforce reduction	455,000	0
Acquisition-related	268,000	0

Total	$1,301,000	$106,000

     There were no restructuring or acquisition related charges in fiscal 2003.

     The following is a rollforward of the restructuring accrual:

Balance January 1, 2001	$0
Additions:
Facility/rental obligations	405,000
Severance	455,000
Reductions:
Facility/rental payments	(87,000)
Severance payments	(405,000)

Balance, December 31, 2001	368,000
Additions:
Facility/rental payments	106,000
Reductions:
Facility/rental payments	(226,000)
Severance payments	(40,000)

Balance, December 31, 2002	$208,000
Reductions:
Facility/rental payments	(90,000)

Balance, December 31, 2003	$118,000

     We expect future cash expenditures related to these restructuring charges to be approximately $34,000 in 2004, $34,000 in 2005, $35,000 in 2006, and $15,000 in 2007.

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

     During the second quarter of 2002, the Company experienced a decline in demand for services in its Care Management reporting unit, previously referred to as Care Analytics/Care Management. Management determined this to be a triggering event pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Consequently, management evaluated the recoverability of its long-lived assets in relation to the Care Management reporting unit. The analysis was first performed on an undiscounted cash flow basis, which indicated an impairment in its Care Management reporting unit. The impairment was then calculated using projections of discounted cash flows over ten years utilizing a discount rate and terminal value commensurate with other Disease Management companies, and companies of similar size to Landacorp. The assumptions used in this analysis represent management’s estimate of future results.

     The analysis resulted in an impairment charge during the year ended December 31, 2002 of $3,300,000, which consisted of a write-down of $850,000 and $2,450,000 to property, plant & equipment and its definite-lived intangible assets, respectively. The Company will continue to monitor its performance against the projections used in this analysis, which could result in future impairments.

5. Balance Sheet Components

     The components of certain balance sheet captions are as follows (in thousands):

	December 31,
	2002	2003
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net:
Accounts receivable	$3,047	$2,670
Costs and estimated earnings in excess of billings on uncompleted contracts	1,025	1,485
Less: Allowance for doubtful accounts	(275)	(250)

	$3,797	$3,905

Property and equipment, net:
Computer equipment	$3,807	$4,644
Furniture and fixtures	620	623
Leasehold improvements	139	156

	4,566	5,423
Less: accumulated depreciation	(3,201)	(3,950)

	$1,365	$1,473

Accrued expenses and other current liabilities:
Accrued payroll and related expenses	$1,391	$1,475
Accrued agents’ commissions	569	871
Accrued general expenses	1,421	962
Other	144	103

	$3,525	$3,411

Deferred revenue and billings in excess of costs and estimated earnings on completed contracts:
Billings in excess of costs and estimated earnings on uncompleted contracts	$4,926	$5,155
Deferred maintenance revenue	2,196	2,029

	$7,122	$7,184

     Property and equipment includes $584,000 of assets under capital leases at December 31, 2002 and 2003. Accumulated depreciation of assets under capital leases totaled $315,000 and $441,000 at December 31, 2002 and 2003, respectively. Depreciation expense related to property and equipment totaled $1,228,000, $1,045,000 and $749,000 for the periods ended December 31, 2001, 2002, and 2003, respectively. Amortization of capitalized software totaled $199,000, $23,000 and $25,000 for the periods ended December 31, 2001, 2002, and 2003, respectively.

6. Allowance for Doubtful Accounts

     The following is a summary of the activity in the allowance for doubtful accounts during the last three fiscal years (in thousands):

	Beginning	Provision			End of
	of Year	for Bad			Year
	Balance	Debts	Write-Offs	Other	Balance
Fiscal 2001	$480	$389	$(635)	$—	$234
Fiscal 2002	234	—	(33)	74	275
Fiscal 2003	275	—	(25)	—	250

We establish reserves for customer receivable balances when we believe it is probable that we will not collect those receivables. We include the related provision for bad debts in general and administrative expenses.

7. Goodwill and Other Intangible Assets

  Goodwill

     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Accordingly, the Company reclassified $462,000 of intangible assets to goodwill and discontinued periodic amortization of goodwill. Goodwill is assessed annually on January 1 for impairment by applying a fair-value-based test. Additionally, the standard requires a transitional impairment test during the period of adoption. We have performed the transitional impairment test, which indicated that there was no impairment to goodwill as of January 1, 2002. We have completed the annual tests as of January 1, 2004 and 2003, which indicated no impairment.

     During the year ended December 31, 2001, the Company recorded $670,000 in amortization of goodwill, respectively. The impact of amortization of goodwill on net loss for the year ended December 31, 2001 is shown on the following table (in thousands, except per share data):

2001
Reported net loss	$(16,846)
Add back:
Goodwill amortization	670

Net loss excluding goodwill amortization	(16,176)

Net loss per share — basic and diluted	(1.12)
Add back:
Goodwill amortization	0.04

Net loss, excluding goodwill amortization	$(1.08)

Weighted average number of common shares outstanding (basic and diluted)	14,986

The table below summarizes the activity of goodwill (in thousands).

Goodwill
Acquired Cost	$7,797
Accumulated Amortization	(510)

Goodwill as of December 31, 2001	7,287
Reclassify workforce to goodwill	462

Goodwill as of December 31, 2002 and 2003	$7,749

  Other Intangible assets

     Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Our intangible assets consist primarily of existing technology and customer base. Our acquired workforce intangible asset was reclassified to goodwill upon the adoption of SFAS No. 142 on January 1, 2002. Amortization expense of intangible assets was $1,363,000, $902,000, and $535,000 for the years ended December 31, 2001, 2002, and 2003, respectively. The estimated aggregate amortization expense for the years 2004 and 2005 is $535,000 and $446,000, respectively. The table below summarizes the activity by intangible asset (in thousands). See Note 4 regarding the impairment charge.

	As of December 31, 2002
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Existing technology	$5,200	$(3,959)	$1,241
Customer base	1,150	(875)	275

Total	$6,350	$(4,834)	$1,516

	As of December 31, 2003
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Existing technology	$5,200	$(4,397)	$803
Customer base	1,150	(972)	178

Total	$6,350	$(5,369)	$981

8. Long-Term Debt

On January 28, 2003, in conjunction with certain equipment purchases, the Company borrowed $368,000 under a term loan with a bank. The loan bears interest at the Prime Rate plus one and is payable in 48 equal monthly installments of principal. Under the loan agreement, principal payments began June 28, 2003 and the loan matures on May 28, 2007. As a condition of the loan, the Company must maintain collateral in the form of a money market account with the bank in amount at least equal to the outstanding loan balance. The balance in the money market account held as collateral was $325,000 at December 31, 2003. At December 31, 2003, the interest rate on our term loan was 5.00%.

Set forth below are the scheduled principal payments under the term loan for the indicated fiscal years ending (in thousands):

December 31, 2004	$92
December 31, 2005	92
December 31, 2006	92
December 31, 2007	46

9. Related Party Transactions

     At December 31, 2001, 2002, and 2003, the Company held full recourse notes receivable from officers related to their purchases of Common Stock in the amount of $169,000, $163,000 and $170,000, respectively. These amounts are included in Stockholders’ Equity. The notes accrue interest at 6% per annum, are collateralized by all shares of the Company’s Common Stock purchased by these individuals and are due and payable in 2006 or immediately in the event of termination. Under the terms of the stock purchase agreements, the Company has the right to repurchase the unvested shares of Common Stock at the original issue price in the event the officers cease to be employees of the Company. At December 31, 2001, approximately 153,000 shares of Common Stock were subject to repurchase rights, respectively. At December 31, 2002 and 2003, no shares of Common Stock were subject to repurchase rights.

10. Income Taxes

     No provision or benefit for federal or state income taxes has been recorded for the year ended December 31, 2002 as the Company has incurred net operating losses and has no carryback potential. Based on various Federal tax regulations that do not allow the full application of net operating loss carry-forwards against net income for purposes of calculating the alternative minimum tax, a Federal tax provision is being recorded for the year ended December 31, 2003 to provide for alternative minimum tax and state taxes.

     The provision for income tax is as follows for the year ended December 31, 2003 (in thousands):

Provision for current Federal taxes	$56
Provision for current State taxes	80
Provision (credit) for deferred taxes	0

Total Provision for income taxes	$136

     There was no provision for the years ended December 31, 2002 and 2001.

     A reconciliation from the Federal statutory rate to the total provision for income taxes from continuing operations is as follows (in thousands):

	Year Ended December 31,
	2001	2002	2003
Federal income tax computed at statutory rate (34%)	($5,728)	($2,630)	$1,291
State income tax, net of Federal income tax benefit	(667)	(464)	121
Expense (benefit) for change in valuation allowance	635	2,940	(1,251)
Expense (benefit) for permanent items	5,760	154	(25)

Total Provision for income taxes	$0	$0	$136

     The tax provision differs from the amount that would be calculated by applying federal statutory rates to income before income taxes primarily due to the change in valuation allowance, state income taxes (net of federal benefits), and certain expenses with no tax benefits.

     At December 31, 2003, the Company had net operating loss carryforwards of approximately $23,000,000 available to reduce future taxable income. These losses expire at various times beginning in 2004. As a result of substantial changes in the Company’s stock ownership, an ownership change within the meaning of Internal Revenue Code Section 382 occurred in February 1998 which resulted in a limitation on the amount of net operating loss carryforwards that can be used in future years. The right to use all net operating loss carryforwards available prior to stock ownership change in February 1998 has been earned prior to the tax year ended December 31, 2003.

     Deferred tax assets and liabilities are composed of the following:

	December 31,
	2002	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$10,394	$9,280
Intangible Assets	212	339
Depreciation and amortization	430	267
Research and development credits	448	547
AMT Credit	—	56
Allowance for doubtful accounts.	438	528
Method of accounting change	97	—
Capitalized R&D expenses	993	889
Other	155	117

Gross deferred tax assets	13,167	12,023
Less: Valuation allowance	(13,167)	(12,023)

Net deferred tax assets	—	—

Deferred tax liabilities	—	—

Net deferred taxes	$0	$0

     Based on a number of factors, including the lack of a history of profits and net operating loss carryforwards, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

11. Commitments and Contingencies

  Lease Commitments

     The Company leases its facilities and certain furniture and equipment under non-cancelable operating and capital leases which expire at various times through 2008. Certain leases for facilities have escalating rent payments. Future minimum lease payments at December 31, 2003, are as follows:

	Capital	Operating
	Leases	Leases
2004	$118,000	$755,000
2005	37,000	663,000
2006	—	565,000
2007	—	125,000
Thereafter	—	—

Total minimum lease payments	155,000	$2,108,000

Less: amount representing interest, ranging from 6% to 11%	(6,000)

Present value of capital lease payments	149,000
Less: current portion	(99,000)

Long-term portion of capital lease obligations	$50,000

     Rent expense under noncancelable operating leases totaled $694,000, $648,000, and $624,000 for facility related leases and $336,000, $274,000, and $214,000 for equipment related leases for the years ended December 31, 2001, 2002, and 2003, respectively.

Litigation

     We are involved in disputes and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these disputes and proceedings, we believe, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on our financial position, results of operations or cash flows. However, we cannot be certain of the eventual outcome, and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations or cash flows.

Indemnification of Certain Customers

     From time to time, in the normal course of business, the Company has agreed to indemnify certain customers from any claims arising from patent or copyright infringements or claims thereof. These indemnification agreements may require us to make payments to an indemnified party in connection with certain claims. Generally, the maximum obligation is not explicitly stated and cannot be reasonably estimated. The duration of the indemnifications vary based upon the specific activity underlying the indemnification and can be indefinite. We have not had any indemnification claims, and we do not believe we will have a material claim in the future. As such, we have not recorded any liability for these indemnifications in our financial statements.

Change in Control Agreements

     We are party to change of control employment agreements and term employment agreements with certain of our executive officers and key employees which may provide items including, but not limited to, accelerated vesting of stock options and severance payments in the event of a change of control.

12. Shareholder Settlement

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

     On March 13, 2002, the Company settled a disagreement with former shareholders and option holders of PatientCentrix regarding the amount of the Earn Out payment due under the PatientCentrix merger agreement. The Company agreed to pay the former shareholders and option holders of PatientCentrix an aggregate $400,000 in respect of the Earn Out payment. This amount has been recorded as an adjustment to goodwill. As further consideration for the release of all disagreements related to the merger and Merger Agreement, the Company agreed to reduce to $0.39 per share, the exercise price of stock options held by Michael Miele, the major shareholder of PatientCentrix. This amount has been recorded as an acquisition related charge in the amount of $268,000. The Company also agreed to appoint Mr. Miele to our board of directors until March 2003. Mr. Miele was nominated and elected as a director at our 2003 annual meeting of stockholders. On October 27, 2003, Michael Miele resigned from our board of directors.

13. Employee Benefit Plans

     The Company has two stock option plans, the 1995 Incentive Stock Option Plan (1995 Plan) and the 1998 Equity Incentive Plan (1998 Plan), which provide for the granting of stock option awards to employees and service providers of the Company. Under the two plans, options must typically be issued at prices not less than 100 percent of the fair value of the stock on the date of grant and are exercisable for periods not exceeding ten years from the date of grant. All options under the 1995 Plan and all Incentive Stock Options under the 1998 Plan granted to stockholders who own greater than 10 percent of the voting power of all classes of stock of the Company (or any Parent or Subsidiary of the Company) at the time of grant are exercisable for periods not exceeding five years from the date of grant and must typically be issued at prices not less than 110 percent of the fair value at the date of grant. Unless the Compensation Committee of the Board of Directors provides otherwise, options granted under the 1995 Plan vest in 25 percent increments 9, 15, 21, and 27 months after the date of grant. The vesting provisions of individual options granted to employees under the 1998 Plan may vary at the discretion of the Compensation Committee of the Board of Directors.

     The following table summarizes the status of the Company’s stock option plans as of and for the years ended December 31, 2001, 2002, and 2003:

	Year Ended December 31,
	2001		2002		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	4,133,030	$1.76	3,682,315	$1.44	3,844,361	$1.11
Granted at fair value	1,234,700	0.72	600,900	0.46	131,775	1.56
Exercised	(515,080)	0.36	(5,625)	0.12	(766,819)	1.18
Forfeited	(1,170,335)	1.87	(433,226)	1.79	(224,636)	1.47
Expired	—	—	—	—	(16,500)	1.90

Outstanding, end of year	3,682,315	1.44	3,844,364	1.11	2,968,181	1.10

Options exercisable at end of year	1,578,428	1.76	2,151,315	1.25	2,009,105	1.22

     All options granted during the years ended December 31, 2001, 2002, and 2003 were granted at fair market value at the date of the grant.

     As of December 31, 2001, 2002, and 2003, 1,997,000, 1,869,000, and 2,007,000 shares of Common Stock, respectively, were reserved for future issuance upon exercise of stock options under the 1998 plan. In 2001, the Company increased the number of shares of Common Stock available for future issuance to 6,500,000.

     The following table summarizes information about stock options outstanding at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average
	Number of	Remaining	Weighted	Number of	Weighted
	Shares	Contractual	Average Exercise	Shares	Average Exercise
	Outstanding	Life in Years	Price	Exercisable	Price
$0.12 — $1.00	1,821,752	7.9	$0.61	1,118,278	$0.63
1.09 — 1.90	856,904	6.5	1.54	660,744	1.58
2.06 — 3.19	289,525	7.3	2.80	230,083	2.88

	2,968,181			2,009,105	1.22

     The weighted average remaining contractual life of the number of shares exercisable at December 31, 2003 was 5.0 years. The maximum term of options granted is 10 years.

  401(k) Profit Sharing Plan

     All full-time employees who are at least 21 years old are eligible to participate in the Company’s 401(k) Profit Sharing Plan. Participants may elect to contribute up to 15% of their taxable compensation or of the statutorily prescribed limit, whichever is lower, to the Plan. The Company contributes matching funds of up to 25% of employee contributions, subject to a cap of $900 per employee. The Company’s contributions totaled $80,000, $64,000 and $52,000 during the years ended December 31, 2001, 2002, and 2003, respectively.

  Stock Purchase Plan

     The Company has an employee stock purchase plan (ESPP) under which eligible employees may purchase common stock through payroll deductions of up to 15% of the participants’ compensation. The price per share is the lower of 85% of the market price at the beginning or end of the offering period. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year, except for the first offering period which commenced on February 15, 2000, the first trading date after the Company’s initial public offering and ended on May 14, 2000. The plan provides for purchases by employees of up to an aggregate of 560,000 shares through 2009. During the years ended December 31, 2001, 2002, and 2003, 32,633 shares, 40,159 shares, and 14,463 shares were purchased by employees under the ESPP, respectively. Additionally, during the year ended December 31, 2003, 21,718 shares were repurchased from employees due to an administrative error in prior years whereby employees purchased more shares than were allowed under the ESPP.

14. Operating Segments

We have two operating segments for which we evaluate our business and for which we have discrete financial information available. These operating segments include: 1) medical management software sales to the healthcare industry and 2) care management solutions that include predictive modeling and chronic condition management programs. In evaluating financial performance, we focus on operating profit as a measure of a segment’s profit or loss. Operating profit for this purpose is income before interest and taxes.

Operating profit is significant as it includes the revenue and related costs that apply to the individual segments. Interest, taxes and allocation of certain corporate expenses are not related specifically to the operating segments. We are including other operating costs, which include selling and marketing, general and administrative expenses, and restructuring and acquisition related charges, in the presentation of reportable segment information because these expenses are not allocated separately to our operating segments. We do not utilize assets as a measure of a segment’s performance. Assets are reviewed at the enterprise level and thus are not included in our segment disclosure.

The following table includes financial information for fiscal 2001, 2002 and 2003 related to our segments. The information presented below may not be indicative of results if the segment were an independent organization (in thousands).

	Medical
	Management	Care Management	Other Operating
	Software	Solutions	Costs	Total
Fiscal 2001:
Revenues	$5,781	$10,182	$—	$15,963

Income (loss) from operations	$(6,895)	$(2,926)	$(7,676)	$(17,497)

Fiscal 2002:
Revenues	$9,567	$13,830	$—	$23,397

Income (loss) from operations	$3,360	$(5,001)	$(6,209)	$(7,850)

Fiscal 2003:
Revenues	$11,708	$15,737	$—	$27,445

Income (loss) from operations	$5,905	$4,091	$(6,269)	$3,727

15. Unaudited Quarterly Financial Results

     The following table presents the quarterly results of operations for each of the eight quarters in the period ended December 31, 2003. You should read the following table in conjunction with our financial statements and the related notes included in this Report. We have prepared this unaudited information on the same basis as the audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2002	2002	2002	2002	2003	2003	2003	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$4,373	$5,718	$5,849	$7,457	$5,957	$7,054	$6,989	$7,445
Gross profit	1,816	2,598	2,909	5,177	3,955	4,810	4,637	5,172
Total operating expenses	4,362	8,092	3,995	3,902	3,439	3,713	3,725	3,970
Net income/(loss)	$(2,501)	$(5,468)	$(1,064)	$1,299	$537	$1,093	$897	$1,135
Net income/(loss) per share — basic	$(0.16)	$(0.35)	$(0.07)	$0.08	$0.03	$0.07	$0.06	$0.07
Net income/(loss) per share — diluted	N/A	N/A	N/A	$0.08	$0.03	$0.06	$0.05	$0.06

     Included in the fourth quarter of 2002, is revenue of approximately $1.7 million, consisting of the following: $0.6 million related to the Company’s termination of its agreement with Lifeguard, which was announced in October of 2002; $0.8 million related to achieving the requirements of performance guarantees under contracts which were terminated in the fourth quarter of 2002; and $0.3 million related to achievement of performance criteria from an ongoing contract.

     Included in the first, second, third, and fourth quarters of 2003, is revenue of approximately $0.5 million, $0.3 million, $0.3 million, and $0.2 million, respectively, related to the achievement of performance criteria from an ongoing contract. Included in the fourth quarter of 2003 is revenue of approximately $0.6 million in connection with the settlement of a medical management customer.

     As described in Note 2, the Company adopted EITF Issue No. 01-14 during 2002 and reclassified all periods presented to reflect reimbursements received for out-of-pocket expenses as revenue and cost of revenue. This change had no effect on gross profit, operating loss or net loss for any period presented.

     16. Subsequent Events

     On March 1, 2004, the Company and SHPS Holdings, Inc. (SHPS) announced that they have signed a definitive agreement to merge a wholly owned subsidiary of SHPS with the Company. The Company’s shareholders will receive $3.09 per share in cash, and the Company will become a wholly owned subsidiary of SHPS Holdings, Inc. and its affiliates. The transaction is valued at approximately $56 million. The merger is conditioned upon the approval by the Company’s shareholders and regulatory approval, as well as other customary conditions. Directors and executive officers of the Company, and its affiliates, who own approximately 40.7% of the Company’s shares outstanding have agreed to vote these shares in favor of the merger. It is anticipated that the transaction will close in the second quarter of 2004.

     On March 3, 2004, a putative class action complaint was filed on behalf of the stockholders of the Company in the Superior Court of Fulton County, Georgia against the Company and certain current and former members of the Company’s Board of Directors in connection with the Merger between the Company and a wholly owned subsidiary of SHPS Holdings, Inc. (“SHPS”). The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with approving the Merger. The complaint seeks declaratory relief and injunctive relief with respect to the Merger, including an injunction preventing consummation of the Merger. The complaint also seeks unspecified compensatory damages, punitive damages, and fees and costs. A notice of voluntary dismissal without prejudice was filed with the court on March 26, 2004.

     Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     None.

Item 9a. Controls and Procedures

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information regarding our directors, executive officers and the audit committee of the board of directors is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders (the “Proxy Statement”), where it appears under the headings “Election of Directors” and “Executive Officers.” The information required by Section 16(a) is incorporated by reference from the Proxy Statement, where it appears under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

     We have adopted a Code of Ethics that applies to all of our directors, officers and employees. We publicize the Code of Ethics by posting the code on our website, http://www.landacorp.com. We will disclose on our website any waivers of, or amendments to our Code of Ethics.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from the Proxy Statement, where it appears under the headings “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors” and “Performance Graph.”.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the Proxy Statement, where it appears under the heading “Security Ownership of Management and Certain Beneficial Owners.”

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the Proxy Statement, where it appears under the heading “Certain Business Relationships and Related Party Transactions.”

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the Proxy Statement, where it appears under the heading “Principal Accounting Fees and Services.”

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

Included under Part II, Item 8 of this report:

(2)	Financial Statement Schedules

None.

(3)	Exhibits:

Exhibit
Number	Description of Document
2.1 (10)	Agreement and Plan of Merger, dated as of March 1, 2004, by and among SHPS Holdings, Inc., SONIC Acquisition Corp. and Landacorp, Inc.

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant dated February 14, 2000.

3.2(5)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant dated March 26, 2001.

3.2.1(9)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant dated June 12, 2003.

3.3(1)	Bylaws of the Registrant.

3.3.1(9)	Certificate of Amendment to the Bylaws of the Registrant, dated June 19, 2003.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Registration Rights Agreement dated October 29, 1997, as amended.

4.3(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000.

10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(1)	1995 Stock Plan and form of agreements thereunder.

10.3(2)	1998 Equity Incentive Plan, as amended.

10.3.1(9)	1998 Equity Incentive Plan, as amended on June 9, 2003 and form of agreements thereunder.

10.4(1)	1999 Employee Stock Purchase Plan.

10.4.1(9)	1999 Employee Stock Purchase Plan, as amended on April 1, 2003.

10.5(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia, between Landacorp and Unisys Corporation, dated September 1, 1991.

Exhibit
Number	Description of Document
10.6(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999.

10.7(1)	Licensing Agreement by and between Interqual® Incorporated and Landa Management Systems Corporation, dated September 8, 1992.

10.8(1)	Sublicensor Agreement by and between Interqual® Incorporated and Landa Management Systems, effective April 15, 1994.

10.9(1)	Distribution Agreement for Interqual® Medical Appropriateness Review Systems, signed on January 1, 1996.

10.10(1)	License Agreement — Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998.

10.11(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000.

10.12(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000.

10.13(6)	Settlement Agreement and Mutual Release by and between Landacorp, Inc. and Bryan Lang dated June 20, 2001.

10.14(6)	Separation Agreement between Eugene Santa Cattarina and Landacorp, Inc. dated January 15, 2002.

10.15(6)	Memorandum of Agreement between Landacorp, Inc. and Marlene McCurdy dated August 6, 2001.

10.16(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc. and Michael S. Miele dated May 3, 2001.

10.17(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc., Eugene Santa Cattarina and Michael S. Miele, Christopher C. Synn, James W. Tiepel, Richard Sweeney, Stephen Brooks, Mary Dean, Ian Duncan, Percival Herrero, John Burke, Arthur Robb, Anne Forbes, Virginia O’Shea, Lucia Egoavil, Thomas Sweeney, and Bradley Green Dated March 13, 2002.

10.18(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Eugene Santa Cattarina dated March 17, 1999.

10.19(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Stephen P. Kay dated March 17, 1999.

10.20(7)	First Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated July 31, 2002.*

10.21(8)	Second Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated October 8, 2002.*

10.22(11)	Voting Agreement by and among SHPS Holdings, Inc., SONIC Acquisition Corp., and each of Eugene Santa Cattarina, Jerome Grossman, Bryan Lang, Brandon Raines, Thomas Stephenson, SC VII-A Management, LLC, Clermont Charitable Trust, and Greylock IX GP, Limited Partnership dated March 1, 2004.

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-

Exhibit
Number	Description of Document
14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on March 22, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2000.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2002.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 7, 2002.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 15, 2002.

(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 4, 2004.

(11)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 24, 2004.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

(b)	Reports on Form 8-K:

     The Company furnished a Report on Form 8-K on November 5, 2003, reporting earnings for the quarterly period ended September 30, 2003.

     The Company filed a Report on Form 8-K on December 9, 2003, reporting that Great-West Healthcare, a division of Great-West Life & Annuity Insurance Company, elected not to renew its disease management programs with the Company. The contract with Great-West Healthcare to provide these programs expires in May 2004. For the nine months ended September 30, 2003, these programs contributed approximately 21% of the Company’s reported revenue.

(c)	Exhibits.

     The exhibits listed under Item 15(a)(3) above are filed as part of this report other than exhibits 32.1 and 32.2, which shall be deemed furnished.

(d) Financial Statement Schedules

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia, on March 29, 2004.

LANDACORP, INC.
By:	/s/ EUGENE J. MILLER
Eugene J. Miller
President and Chief Executive Officer

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

     Pursuant to the requirements of the Exchange Act, this report has been signed below on March 29, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ EUGENE J. MILLER Eugene J. Miller	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 29, 2004

/s/ MARK RAPOPORT Mark Rapoport	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ BRYAN LANG Bryan Lang	Director	March 29, 2004

/s/ EUGENE SANTA CATTARINA Eugene Santa Cattarina	Chairman of the Board of Directors	March 29, 2004

/s/ THOMAS F. STEPHENSON Thomas F. Stephenson	Director	March 29, 2004

/s/ HOWARD E. COX Howard E. Cox	Director	March 29, 2004

/s/ JEROME H. GROSSMAN Jerome H. Grossman	Director	March 29, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1 (10)	Agreement and Plan of Merger, dated as of March 1, 2004, by and among SHPS Holdings, Inc., SONIC Acquisition Corp. and Landacorp, Inc.

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant dated February 14, 2000.

3.2(5)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant dated March 26, 2001.

3.2.1(9)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant dated June 12, 2003.

3.3(1)	Bylaws of the Registrant.

3.3.1(9)	Certificate of Amendment to the Bylaws of the Registrant, dated June 19, 2003.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Registration Rights Agreement dated October 29, 1997, as amended.

4.3(4)	Registration Rights Agreement by and among Landacorp, Inc., and certain holders of shares of Landacorp, Inc., dated October 31, 2000.

10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(1)	1995 Stock Plan and form of agreements thereunder.

10.3(2)	1998 Equity Incentive Plan, as amended.

10.3.1(9)	1998 Equity Incentive Plan, as amended on June 9, 2003 and form of agreements thereunder.

10.4(1)	1999 Employee Stock Purchase Plan.

10.4.1(9)	1999 Employee Stock Purchase Plan, as amended on April 1, 2003.

10.5(1)	Sublease Agreement for Offices located at 4151 Ashford Dunwoody Rd., Atlanta, Georgia, between Landacorp and Unisys Corporation, dated September 1, 1991.

10.6(1)	Lease Agreement for offices located on Fortress Avenue, Chico, CA, between Landacorp and Fortress Development Group, dated March 8, 1999.

10.7(1)	Licensing Agreement by and between Interqual® Incorporated and Landa Management Systems Corporation, dated September 8, 1992.

10.8(1)	Sublicensor Agreement by and between Interqual® Incorporated and Landa Management Systems, effective April 15, 1994.

10.9(1)	Distribution Agreement for Interqual® Medical Appropriateness Review Systems, signed on January 1, 1996.

10.10(1)	License Agreement — Software Developers, between Milliman & Robertson, Inc. and Landacorp, dated August 17, 1998.

10.11(3)	Asset Purchase Agreement by and among Landacorp, Inc., PMX Holdings, Inc., and Landacorp Acquisition Subsidiary Inc. dated October 27, 2000.

10.12(4)	Merger Agreement by and among Landacorp, Inc., CDMS Acquisition Corporation, PatientCentrix, Inc., Michael S. Miele, Christopher C. Synn, and James W. Tiepel, dated October 31, 2000.

10.13(6)	Settlement Agreement and Mutual Release by and between Landacorp, Inc. and Bryan Lang dated June 20, 2001.

10.14(6)	Separation Agreement between Eugene Santa Cattarina and Landacorp, Inc. dated January 15, 2002.

10.15(6)	Memorandum of Agreement between Landacorp, Inc. and Marlene McCurdy dated August 6, 2001.

Exhibit
Number	Description of Document
10.16(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc. and Michael S. Miele dated May 3, 2001.

10.17(6)	Settlement Agreement and Mutual Release by and among Landacorp, Inc., Eugene Santa Cattarina and Michael S. Miele, Christopher C. Synn, James W. Tiepel, Richard Sweeney, Stephen Brooks, Mary Dean, Ian Duncan, Percival Herrero, John Burke, Arthur Robb, Anne Forbes, Virginia O’Shea, Lucia Egoavil, Thomas Sweeney, and Bradley Green Dated March 13, 2002.

10.18(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Eugene Santa Cattarina dated March 17, 1999.

10.19(6)	Stock Purchase Agreement by and between Landa Management Systems Corporation and Stephen P. Kay dated March 17, 1999.

10.20(7)	First Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated July 31, 2002.*

10.21(8)	Second Amended and Restated Services and Systems Agreement Number 01071003 between Lifeguard, Inc. and Lifeguard Life Insurance Company, and Landacorp, Inc. dated October 8, 2002.*

10.22(11)	Voting Agreement by and among SHPS Holdings, Inc., SONIC Acquisition Corp., and each of Eugene Santa Cattarina, Jerome Grossman, Bryan Lang, Brandon Raines, Thomas Stephenson, SC VII-A Management, LLC, Clermont Charitable Trust, and Greylock IX GP, Limited Partnership dated March 1, 2004.

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (file no. 333-84703), as amended.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on March 22, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2000.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 30, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2002.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 7, 2002.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 15, 2002.

(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 4, 2004.

(11)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 24, 2004.

     * Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.